Form 10-Q
period 1993-12-31
MRI BUSINESS PROPERTIES FUND LTD III
filed 1994-02-10
CIK 769635

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-K

(MARK ONE)

 X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934

          For the fiscal year ended September 30, 1993

                                    OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES
            EXCHANGE ACT OF 1934

          For the transition period from       to

          Commission file number 0-15348


                  MRI BUSINESS PROPERTIES FUND, LTD. III
          (Exact name of Registrant as specified in its charter)


     CALIFORNIA                    94-2969782
- ------------------------      --------------------
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

               950 Tower Lane
           Foster City, California                94404
           -----------------------      -------------------------
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:(415) 378-7000
                                        (800) 366-6707 IN ALL STATES

Securities registered pursuant to Section 12(b) of the Act:None
Securities registered pursuant to Section 12(g) of the Act:Limited Partnership Units

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes  X   No



        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

        No market for the Limited Partnership Units exists and therefore a market value for such Units cannot be determined.

                DOCUMENTS INCORPORATED HEREIN BY REFERENCE:

(1) Prospectus and all Supplements thereto filed pursuant to Rule 424(b) under the Securities Act of 1933 and reports on Form 8-K under the Securities Exchange Act of 1934 incorporated in Parts I, III and IV.

                  MRI BUSINESS PROPERTIES FUND, LTD. III
                          (A LIMITED PARTNERSHIP)


                                  PART I

ITEM 1. BUSINESS.

        MRI Business Properties Fund, Ltd. III (the "Partnership") was organized in 1984 as a California limited partnership under the California Uniform Limited Partnership Act. The managing general partner of the Partnership is Montgomery Realty Company-85, a California general partnership of which Fox Realty Investors ("FRI"), a California general partnership, is the general partner and Montgomery Realty Corporation (the "General Partner"), a California corporation, is the co-general partner. The associate general partner of the Partnership is MRI Associates, Ltd. III, a California limited partnership, of which FRI is the general partner, and Two Broadway Associates IV, an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated, is the limited partner.

        The Partnership's Registration Statement filed, pursuant to the Securities Act of 1933 (No. 2-98110), was declared effective by the Securities and Exchange Commission on December 18, 1985. The Partnership marketed its securities pursuant to its Prospectus dated December 18, 1985 which was thereafter supplemented (hereinafter the "Prospectus"). This Prospectus was filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act of 1933 and such Prospectus as supplemented is incorporated by reference herein.

        The principal business of the Partnership is to acquire (either primarily or exclusively through joint ventures), hold for investment, and ultimately sell hotels. The Partnership is a "closed" limited partnership real estate syndicate of the unspecified asset type. For a further description of the Partnership's business, see the sections entitled "Risk Factors" and "Investment Objectives and Policies" in the Prospectus.

        Beginning in January 1986 through September 5, 1986 the Partnership offered and sold $109,027,000 in Limited Partnership Assignee Units. The net proceeds of this offering were used to purchase interests in seven income-producing real properties, which are described in Item 2. The Partnership's original portfolio is geographically diversified with properties acquired in seven states. The acquisition activities of the Partnership were completed on September 30, 1987, and since that time the principal activity of the Partnership has been managing its portfolio. One of the Partnership's properties was acquired by the lender through foreclosure in fiscal year 1992, as discussed in Item 7.

        The Partnership is involved in only one industry segment, as described above. The Partnership does not engage in any foreign operations or derive revenues from foreign sources. The Partnership's affairs were managed by Metric Realty Services, L.P. ("MRS") from March 1988 to December 1992 and are now being managed by its successor through merger, Metric Management, Inc. ("MMI"). See Item 8, Note 2 to the consolidated financial statements and Item 13. MMI and its affiliates employed or managed approximately 896 full-time employees, as of September 30, 1993. On December 16, 1993, the services agreement with MMI was motified and, as a result thereof, the Partnership's general partner will assume responsibility for cash management of the Partnership as of December 23, 1993 and for investor relations services as of April 1, 1994.

        On December 6, 1993, NPI Equity Investments II, Inc. ("NPI Equity II") became the managing partner of FRI and assumed operational control over Fox Capital Management Corporation ("FCMC"). As a result, NPI Equity II became responsible for the operation and management of the business and affairs of the Partnership and the other investment partnerships sponsored by FRI and/or FCMC. The individuals who had served previously as partners of FRI and as officers and directors of FCMC contributed their general partnership interests in FRI to a newly formed limited partnership, Portfolio Realty Associates, L.P. ("PRA"), in exchange for limited partnership interests in PRA. In the foregoing capacity, such partners will continue to hold indirectly certain economic interests in the Partnership and such other investment partnerships, but will cease to be responsible for the operation and management of the Partnership and such other partnerships.

        In connection with the acquisition by NPI Equity II of management and control of the Partnership and such other partnerships, NPI Realty Advisors, Inc. ("NPI Realty"), an affiliate of NPI Equity II, acquired an aggregate of approximately $10,800,000 of loans made by FRI and FCMC to certain of such other partnerships (the "Fox Advances"). The aggregate purchase price for such loans was equal to the sum of the outstanding principal amount of, and all accrued and unpaid interest on, such loans. The purchase price was paid by a $3,000,000 cash down payment and delivery to FRI and FCMC of two promissory notes due December 16, 1999 in the aggregate principal amount of $7,796,761.41. The promissory notes are secured by the Fox Advances and general partner interest of NPI Equity II in FRI. Interest on the promissory notes accrues at a rate equal to the lower of 9% per annum or the prime rate of interest as announced from time to time by Bank of America, N.T. & S.A. NPI Equity and NPI Realty are wholly-owned subsidiaries of National Property Investors, Inc. ("NPI"), a diversified real estate management company headquartered in Jericho, New York.

        Both the income and expenses of operating the properties in which the Partnership has an ownership interest are subject to factors outside of the Partnership's control, such as over-supply of similar properties resulting from over-building, increases in unemployment, population shifts or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating hotels and other lodging facilities because such properties are management and labor intensive and especially susceptible to the impact of economic and other conditions outside the control of the Partnership.

        Expenses, such as local real estate taxes and miscellaneous management expenses, are subject to change and cannot always be reflected in room rate increases due to market conditions. The profitability and marketability of developed real property may be adversely affected by changes in general and local economic conditions and in prevailing interest rates, and favorable changes in such factors will not necessarily enhance the profitability or marketability of such property. Even under the most favorable market conditions there is no guarantee that any property owned by the Partnership can be sold by it or, if sold, that such sale can be made upon favorable terms.

        There have been, and it is possible there may be other Federal, state and local legislation and regulations enacted relating to the protection of the environment. The managing general partner is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.



        The Partnership is affected by and subject to the general competitive conditions of the lodging industry. In addition, each of the Partnership's properties competes in an area which normally contains numerous other properties which may be considered competitive. In fiscal year 1993 markets in many areas remained depressed due in part to overbuilding which continues to depress lodging rental rates. An over-supply of properties, including those held by banks, savings institutions and the Resolution Trust Corporation, affects the ability of the Partnership to sell such properties and their sales prices. The level of sales of existing properties and development of new properties have been affected by the limited availability of financing in real estate markets.

        At this time, it appears that the investment objective of capital growth will not be attained and that a significant portion of invested capital will not be returned to investors. The extent to which invested capital is returned to investors is dependent upon the success of the managing general partner's strategy as set forth in Item 7, as well as upon significant improvement in the performance of the Partnership's remaining properties and the markets in which such properties are located and on the sales price of the remaining properties. In this regard, it is anticipated at this time that some of the remaining properties will be held longer than originally expected.

ITEM 2.PROPERTIES.

        A description of the hotel properties in which the Partnership has or has had an ownership interest is as follows:

                                                            PORTFOLIO
                                   DATE OF  DATE OF        PERCENTAGE
NAME AND LOCATION                 PURCHASE   SALE     ROOMS   <F5>
- -----------------                 --------   ----     -----   -----

Holiday Inn Crowne Plaza<F1><F4>    03/86      -       492     21
      4355 Ashford-Dunwoody Rd.
      Atlanta, Georgia

Radisson Park Terrace Hotel<F2>     09/86      -       219     16
      1515 Rhode Island Avenue NW
      Washington, D.C.

Embassy Suites - Tempe Hotel<F3>    12/86      -       224     11
      4400 South Rural Road
      Tempe, Arizona

Park Hyatt Hotel<F2>                12/86      -       255     18
      800 N. Michigan
      Chicago, Illinois

Residence Inn - Orlando<F3>         09/87      -       176      7
      7610 Canada Ave.
      Orlando, Florida

Residence Inn - Sacramento<F3>      09/87      -       176      7
      1530 Howe Ave.
      Sacramento, California

Troy Hilton Inn<F2>                 11/86    11/91     401     20
      1455 Stephenson Highway
      Troy, Michigan


<F1> The Partnership and an affiliated partnership, MRI Business
Properties Fund, Ltd. II, own a joint venture which has a 50 percent interest in this property.
<F2> The property is or was owned by a joint venture, in which the
Partnership has a controlling interest.
<F3> The property is owned by the Partnership in fee.
<F4> Formerly the Hyatt Regency Ravinia Hotel.  The name was changed as a result of a change in ownership of the hotel which occurred in fiscal year 1991 (see Note 6 to the Consolidated Financial Statements).
<F5> Represents the percentage of original cash invested in the individual property of the total original cash invested in all properties.

        See Selected Financial Data in Item 6 for net project operations for the properties in which the Partnership has a controlling interest. See the Consolidated Financial Statements in Item 8 for information regarding any encumbrances to which the properties of the Partnership are subject. An occupancy summary is set forth on the chart following:

                               MRI BUSINESS PROPERTIES FUND, LTD. III
                                 OCCUPANCY AND ROOM RATE SUMMARY<F1>

                    FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 1993, 1992 AND 1991

                                                   AVERAGE               AVERAGE
                                             Occupancy Rate (%)    Daily Room Rate ($)
                                               -----------------   -------------------
                                              1993 1992  1991      1993   1992   1991
                                              ---- ----  ----      ----   ----   ----

HOTELS:
Holiday Inn Crowne Plaza <F1>                  68   64    63      82.55  78.79  79.73
Radisson Park Terrace Hotel                    76   69    61      85.37  83.58  83.22
Embassy Suites - Tempe Hotel                   80   75    77      75.69  72.93  69.38
Park Hyatt Hotel                               57   60    63     149.25 149.18 153.35
Residence Inn - Orlando                        74   72    70      76.84  77.04  82.41
Residence Inn - Sacramento                     80   79    77      77.47  77.61  78.09

<F1> Formerly the Hyatt Regency Ravinia.

ITEM 3.LEGAL PROCEEDINGS.

        There are no material pending legal proceedings to which the Partnership is a party or to which any of its assets are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matter was submitted to a vote of security holders during the period covered by this Report.


                                  PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

        The Limited Partnership Assignee Unit holders are entitled to certain distributions as provided in the Partnership Agreement. No market for Limited Partnership Assignee Units exists, nor is expected to develop.

        As of September 30, 1993, the approximate number of holders of Limited Partnership Assignee Units was as follows:

                                                        NUMBER OF
                                                         RECORD
           TITLE OF CLASS                               HOLDERS*

           Limited Partnership Assignee Units           8,271



*       Number of Investments.
ITEM 6.SELECTED FINANCIAL DATA.

        The following represents selected financial data for MRI Business Properties Fund, Ltd. III for the fiscal years ended September 30, 1993, 1992, 1991, 1990 and 1989. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                                                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30,
                                        -----------------------------------------------------
                                          1993       1992       1991      1990         1989
                                          ----       ----       ----      ----         ----

                                             (AMOUNTS IN THOUSANDS EXCEPT PER UNIT DATA)

TOTAL REVENUES                         $33,900    $33,894    $37,356   $45,196    $49,023
                                       =======    =======    =======   =======    =======
LOSS BEFORE MINORITY
 INTEREST IN JOINT VENTURES'
 OPERATIONS                            $  (971)  $(17,534)  $(10,140) $(24,614)   $(5,595)
MINORITY INTEREST IN JOINT
 VENTURES' OPERATIONS                       28        651       (236)      626       (959)
                                     ---------   --------   --------   -------    -------
NET LOSS                               $  (943)  $(16,883)  $(10,376) $(23,988)   $(6,554)
                                     =========   ========   ========   =======    =======
NET LOSS PER LIMITED
 PARTNERSHIP ASSIGNEE UNIT<F1>             $(8)     $(152)      $(93)    $(216)      $(59)
                                        ======       ====      =====      ====       ====
TOTAL ASSETS                           $77,611    $77,690   $123,151  $135,769   $162,879
                                       =======   ========   ========  ========   ========
LONG TERM OBLIGATIONS:
      Notes payable                    $51,799    $51,220    $67,582   $67,712    $67,998
      Note payable to affiliate of
       joint venture partner             2,500      2,500      2,500     2,500      2,500
                                       -------    -------    -------   -------    -------
TOTAL                                  $54,299    $53,720    $70,082   $70,212    $70,498
                                       =======    =======    =======   =======    =======
CASH DISTRIBUTIONS PER LIMITED
      PARTNERSHIP ASSIGNEE UNIT (actual
       amount based on date of admission to
       partnership)                         $-         $-         $-       $15        $30
                                            ==         ==        ===       ===        ===


FN

<F1>$1,000 original contribution per unit, based on weighted average limited partnership assignee units outstanding during the period after giving effect to the net loss allocated to the general partner.

      NET PROJECT OPERATIONS OF CONSOLIDATED PROPERTIES INTRODUCTION

        The Net Project Operations tables reflect the components of net project operations for the properties in which the Partnership has a controlling ownership interest and that were consolidated into the Partnership's Consolidated Financial Statements for the fiscal years then ended. Through the use of net project operations, it is possible to determine which properties are generating the cash to support fund liquidity. The tables present:

        Net operating income (loss) is operating revenues less operating expenses (exclusive of noncash items such as depreciation, amortization and long term deferred operating expenses) for the consolidated properties.

        Project operations are the net operating income (loss) less the related debt service (principal and interest on an accrual basis, excluding deferred interest).

        Net project operations are the amounts that were included in the Partnership's Consolidated Statements of Operations in Item 8 except that net project operations are net of principal reductions (exclusive of balloon and refinancing payments and before elimination of intercompany transactions).

        To determine net project operations, project operations may have been adjusted for the following items:

           Decreased for amortization of deferred financing costs.

           Decreased for deferred interest and deferred operating expenses recognized as an expense in the Consolidated Statements of Operations.

           Increased for guarantee revenue.

        A reconciliation of Net Project Operations to Loss Before Minority Interest as shown in the Consolidated Statements of Operations is included.

Funds from net project operations should not be considered by the reader as an alternative to net loss or as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                           MRI BUSINESS PROPERTIES FUND, LTD. III
                                 NET PROJECT OPERATIONS<F1>

                                     FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1993
                       -----------------------------------------------------------------------
                                       LESS:
                                     HOTEL      NET       LESS:                         NET
                         OPERATING OPERATING OPERATING    DEBT    PROJECT   ADJUST-   PROJECT
                         REVENUES  EXPENSES   INCOME     SERVICEOPERATIONS   MENTS  OPERATIONS
                         --------  --------   ------     -----------------   -----  ----------

                                                 (AMOUNTS IN THOUSANDS)
Radisson Park
Terrace Hotel           $ 7,071    $ 5,695    $1,376   $  456     $ 920      $(292)    $ 628
Embassy Suites -
Tempe Hotel               5,350      3,491     1,859      640     1,219          -     1,219
Park Hyatt Hotel         13,155     12,550       605      693       (88)       (44)     (132)
Residence Inn -
 Orlando                  3,848      2,656     1,192      826       366        (16)      350
Residence Inn -
 Sacramento               4,147      2,533     1,614      671       943        (12)      931
                        -------    -------    ------   ------     -----      -----     -----
Total                   $33,571    $26,925    $6,646   $3,286    $3,360      $(364)   $2,996
                        =======    =======    ======   ======     =====      =====     =====

<F1> See preceding Net Project Operations Introduction.


                               MRI BUSINESS PROPERTIES FUND, LTD. III

                                 NET PROJECT OPERATIONS<F1>
                                     FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1992
                       -----------------------------------------------------------------------
                                     LESS:
                                     HOTEL      NET       LESS:                         NET
                         OPERATING OPERATING OPERATING    DEBT    PROJECT   ADJUST-   PROJECT
                         REVENUES  EXPENSES   INCOME     SERVICEOPERATIONS   MENTS  OPERATIONS
                         --------  --------   ------     -----------------   -----   ---------
                                                 (AMOUNTS IN THOUSANDS)

Radisson Park Terrace
Hotel                   $ 6,384    $ 5,900    $  484   $1,003   $  (519)     $(439)  $  (958)
Troy Hilton Inn<F2>           -          -         -        -         -          -         -
Embassy Suites -
Tempe Hotel               4,865      3,429     1,436      641       795                  795
Park Hyatt Hotel         13,820     13,209       611    1,386      (775)      (185)     (960)
Residence Inn -
Orlando                   3,761      2,593     1,168      820       348        (16)      332
Residence Inn -
Sacramento                4,132      2,446     1,686      827       859        (11)      848
                       --------   --------   -------   ------    ------       ----    ------
Total                   $32,962    $27,577    $5,385   $4,677    $  708      $(651)   $   57
                        =======    =======    ======   ======    ======       ====    ======


<F1> See preceding Net Project Operations Introduction.
<F2> The property was acquired by the lender through foreclosure in November 1991.
/TABLE

                               MRI BUSINESS PROPERTIES FUND, LTD. III
                                 NET PROJECT OPERATIONS<F1>

                                     FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1991
                       -----------------------------------------------------------------------
                           LESS:
                           HOTEL      NET      LESS:                          NET
                         OPERATING OPERATING OPERATING    DEBT    PROJECT   ADJUST-   PROJECT
                         REVENUES  EXPENSES   INCOME     SERVICEOPERATIONS   MENTS  OPERATIONS
                         --------  --------   ------     -----------------   -----  ----------
                                                 (AMOUNTS IN THOUSANDS)

Radisson Park Terrace
Hotel                   $ 5,850    $ 5,666    $  184   $1,284   $(1,100)             $(1,100)
Troy Hilton Inn<F2>       2,514      3,315      (801)     101      (902)                (902)
Embassy Suites - Tempe
Hotel                     4,782      3,338     1,444      617       827                  827
Park Hyatt Hotel         14,530     13,451     1,079    1,386      (307)     $(146)     (453)
Residence Inn -
Orlando                   3,834      2,760     1,074      815       259        (16)      243
Residence Inn -
Sacramento                3,985      2,238     1,747      894       853        (11)      842
                        -------    -------    ------   ------    ------      -----    ------
Total                   $35,495    $30,768    $4,727   $5,097    $ (370)     $(173)   $ (543)
                        =======    =======    ======   ======    ======       ====    ======

<F1> See preceding Net Project Operations Introduction.
<F2> The property was placed in receivership in February 1991 and ceased operations in August 1991.
/TABLE

                               MRI BUSINESS PROPERTIES FUND, LTD. III

                              RECONCILIATION OF NET PROJECT OPERATIONS
                                  TO LOSS BEFORE MINORITY INTEREST

                                                          FOR THE FISCAL YEAR
                                                          ENDED SEPTEMBER 30,
                                                     ----------------------------
                                                       1993      1992      1991
                                                       ----      ----      ----

                                                        (AMOUNTS IN THOUSANDS)


Net Project Operations                              $ 2,996  $     57   $  (543)

Less:
Depreciation and amortization                         2,663     4,316     4,248
Equity in unconsolidated joint
 venture's operations                                 1,370     2,266     6,411
General and administrative expenses                     415       483       681
Provision for impairment of value                         -    11,353         -
Interest expense on note payable to
 affiliate of joint venture partner                       -       275       275

Plus:
Interest and other income                               329       932     1,861
Principal payments in debt service                      152       170       157
                                                  --------- --------- ---------
Loss Before Minority Interest                      $   (971) $(17,534) $(10,140)
                                                   ========  ========  ========

        The operations of the joint venture, in which the Partnership with an affiliated partnership own a 50 percent interest in the Holiday Inn Crowne Plaza, are presented below as supplemental information.

                             MRI BUSINESS PROPERTIES COMBINED FUND NO. 1

                                     NET PROJECT OPERATIONS <F1>

                                           FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1993
                              ---------------------------------------------------------
                                                                                          LESS:
                                          HOTEL      NET     LESS:                         NET
                              OPERATING OPERATING OPERATING  DEBT    PROJECT   ADJUST-   PROJECT
                              REVENUES  EXPENSES   INCOME   SERVICEOPERATIONS   MENTS  OPERATIONS
                              --------  --------   ------   ------- ---------   -----  ----------
                                                    (AMOUNTS IN THOUSANDS)

Holiday Inn Crowne
Plaza <F2>                    $17,340   $14,691   $2,649    $3,188    $(539)  $(384)    $  (923)
                              =======   =======     ====    ======  =======    ====
Plus: Interest income                                                                        17
      Minority interest in joint venture's operations                                       135
Less: Depreciation and amortization                                                       1,644
      General and administrative expenses                                                    17
                                                                                       --------
MRI Business Properties Combined Fund No. 1 Net Loss                                    $(2,432)
                                                                                       ========
Allocation of Net Loss:
   MRI BPF, Ltd. II                                                                     $(1,062)
   MRI BPF, Ltd. III                                                                     (1,370)
                                                                                        -------
                                                                                        $(2,432)
                                                                                        =======


<F1>  See preceding Net Project Operations Introduction.
<F2>  Performance guarantee in the amount of $5,000,000 was exhausted in July 1993.

                             MRI BUSINESS PROPERTIES COMBINED FUND NO. 1

                                     NET PROJECT OPERATIONS <F1>
                                           FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1992
                              --------------------------------------------------------------------
                                          LESS:
                                          HOTEL      NET     LESS:                         NET
                              OPERATING OPERATING OPERATING  DEBT    PROJECT   ADJUST-   PROJECT
                              REVENUES  EXPENSES   INCOME   SERVICEOPERATIONS   MENTS  OPERATIONS
                              --------  --------   ------   -----------------   -----  ----------
                                                    (AMOUNTS IN THOUSANDS)
Holiday Inn Crowne
Plaza <F2>                    $16,451   $15,473     $978    $3,187  $(2,209)  $(230)   $ (2,439)
    .                         =======   =======   ======    ======  =======    ====
Plus: Interest income                                                                        68
      Minority interest in joint venture's operations                                     4,627
Less: Depreciation and amortization                                                       2,440
      Provision for impairment of value                                                   4,311
      General and administrative expenses                                                    38
                                                                                      ---------
MRI Business Properties Combined Fund No. 1 Net Loss                                   $ (4,533)
                                                                                       ========
Allocation of Net Loss:
   MRI BPF, Ltd. II                                                                    $ (2,267)
   MRI BPF, Ltd. III                                                                     (2,266)
                                                                                       --------
                                                                                      $ (4,533)
                                                                                       ========

<F1>    See preceding Net Project Operations Introduction.
<F2>    Guarantee amount was contributed by an affiliate of the joint venture partnership for up to
$5,000,000 or until the maximum expiration date of 9/30/96.

                             MRI BUSINESS PROPERTIES COMBINED FUND NO. 1

                                     NET PROJECT OPERATIONS <F1>

                                           FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1991
                              --------------------------------------------------------------------
                                          LESS:
                                          HOTEL      NET     LESS:                         NET
                              OPERATING OPERATING OPERATING  DEBT    PROJECT   ADJUST-   PROJECT
                              REVENUES  EXPENSES   INCOME   SERVICEOPERATIONS   MENTS  OPERATIONS
                              --------  --------   ------   -----------------   -----  ----------

                                                    (AMOUNTS IN THOUSANDS)
Holiday Inn Crowne
Plaza<F2><F3>H                $17,220   $15,740   $1,480    $3,187  $(1,707)   $(58)    $(1,765)
                              =======   =======     ====    ======  =======    ====
Plus: Interest income                                                                        79
      Minority interest in joint venture's operations                                       595
Less: Depreciation and amortization                                                       3,939
      Provision for impairment of value                                                   7,651
      General and administrative expenses                                                   120
                                                                                       --------
MRI Business Properties Combined Fund No. 1 Net Loss                                   $(12,801)
                                                                                        =======
Allocation of Net Loss:
   MRI BPF, Ltd. II                                                                     $(6,390)
   MRI BPF, Ltd. III                                                                     (6,411)
                                                                                        -------
                                                                                       $(12,801)
                                                                                        =======

<F1>    See preceding Net Project Operations Introduction.
<F2>    Guarantee amount was contributed by an affiliate of the joint venture partnership for up to
$5,000,000 or until the maximum expiration date of 9/30/96.
<F3>    Formerly the Hyatt Regency Ravinia Hotel.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   This Item should be read in conjunction with the Consolidated
Financial Statements and other Items contained elsewhere in this Report.

PARTNERSHIP LIQUIDITY AND CAPITAL RESOURCES

   The results of project operations are determined by hotel operating revenues less hotel operating expenses (exclusive of capital improvements and noncash items such as depreciation and amortization and deferred operating expenses) and debt service (see Item 6, Selected Financial Data). During fiscal year 1993, four of the hotels in which the Partnership has a controlling interest generated positive project operations. However, positive project operations at the Radisson Park Terrace resulted from the cessation of making monthly debt service payments in November 1992. The Park Hyatt Hotel incurred negative project operations despite the cessation of debt service and property tax payments as discussed below. The Holiday Inn Crowne Plaza owned by the unconsolidated joint venture experienced negative project operations; however the joint venture partner was responsible for funding negative operations until the performance guarantee was exhausted which occurred in July 1993 when the Partnership and the joint venture partner became responsible for funding negative operations. The Partnership, after taking into account results of project operations, guaranteed payments, interest income and general and administrative expenses on an accrual basis, experienced positive results of operations for the fiscal year, as defined herein. However, since the cash flow generated at the Radisson Park Terrace is not available for distribution to the Partnership and in order to preserve working capital reserves required for necessary capital improvements to properties, cash distributions from operations remained suspended in fiscal year 1993.

   In addition, as presented in the Consolidated Statement of Cash
Flows, cash was provided by operating activities. Cash was used by investing activities for the net purchase of cash investments as well as additions and improvements to the properties. Cash was used by financing activities for note payable principal payments.

   As discussed in Note 11 to the consolidated financial statements, in February 1992 the Partnership was informed by the court that the Troy Hilton Inn was transferred through foreclosure to the holder of the first note in November 1991. The Partnership acquired an interest in the joint venture partnership which acquired the property in November 1986 for total consideration of $34,978,000, including original mortgage financing of $16,400,000 at date of acquisition. A payment of $82,000 was received in fiscal year 1992 from the former operator of the Troy Hilton Inn in settlement of the Partnership's claim for funds owed under the terms of the management agreement. In fiscal year 1993, the Partnership received a refund of $150,000 resulted from a tax appeal at Troy Hilton Inn initiated in prior years. In the Partnership's opinion, any return which the Partnership might have realized through a reasonable period of continued ownership would not have been adequate to offset its anticipated deficits.

Full Service Hotels:

Radisson Park Terrace Hotel

   The Radisson Park Terrace Hotel experienced an average occupancy of 76 percent in fiscal year 1993, an increase from 69 percent in fiscal year 1992, and an average daily room rate of $85.37 compared to $83.58 for fiscal year 1992, which was due to an improvement in the local hotel market.

   The Partnership finalized an amendment to the joint venture agreement on the Radisson Park Terrace Hotel which included an option allowing the joint venture partner to purchase the Partnership's interest in the joint venture. This option expired on June 30, 1992; however, an agreement has been reached between the parties for the sale of the Partnership's interest in the hotel. As part of the agreement, the joint venture reached an agreement with the lender for a discounted pay off of the $13,000,000 loan. The discounted payment would be made simultaneously with the sale of the Partnership's interest in the property. The sale is anticipated to close in fiscal year 1994. The Partnership ceased making debt service payments to the lender in November 1992, and in April 1993 as a result of the potential discounted payoff, the Partnership ceased accruing interest since it appears unlikely that these expenses will be paid. If the Partnership is unsuccessful in completing the sale of its interest, the Partnership may allow the property to be acquired by the lender through foreclosure. Accordingly, an additional provision for impairment of value of $4,608,000 was recognized in 1992 to reduce the carrying value of the property based on the estimated potential economic loss to the Partnership.

   In fiscal year 1993, the Partnership spent $92,000 on additions and improvements to Radisson Park Terrace Hotel.

Park Hyatt Hotel

   A weak economy and an oversupply of hotel rooms in the Chicago hotel market have caused operations to remain competitive at the Park Hyatt Hotel. As a result, average occupancy decreased to 57 percent while average daily room rates remained stable in fiscal year 1993. In April 1993, the Partnership ceased making quarterly debt service payments on the $15,000,000 note payable and has received a notice of default from the lender. As a result, the Partnership ceased accruing both property taxes and interest expense at the Park Hyatt Hotel beginning in April 1993 since it appears unlikely that these expenses will be paid. In addition, the Partnership stopped recording depreciation expense in April 1993 due to the potential disposition of the Partnership's interest in the hotel. The Partnership is currently negotiating with the lender to structure a modification of the debt in order to protect the Partnership's interest in the hotel. If the Partnership is unable to obtain such a restructure, the Partnership may allow the property to be acquired by the lender through foreclosure or attempt to sell its interest to the joint venture partner. Accordingly, as discussed in Note 10 to the consolidated financial statements, a provision for impairment of value of $6,985,000 was recognized in fiscal year 1992 to reduce the carrying value of the property based on the estimated economic loss to the Partnership. The Partnership acquired an interest in the joint venture partnership which acquired the property, for total consideration of $36,213,000, including cash, mortgage financing and other cash expenditures capitalized in December 1986.

   In fiscal year 1993, the Partnership, as required by the city of Chicago, began installation of a building sprinkler system at the Park Hyatt Hotel at an estimated cost of $1,200,000. The project will be completed in the first quarter of fiscal year 1994.

   In fiscal year 1993, the Partnership spent $803,000 on additions and improvements to Park Hyatt Hotel. In fiscal year 1994 the Partnership anticipates spending approximately $873,000 on additions and improvements to the property. These improvements are required to keep the property competitive in its market.

Unconsolidated Joint Venture
(MRI BPF Combined Fund No.1)

Holiday Inn Crowne Plaza

   Average occupancy at the Holiday Inn Crowne Plaza was 68 percent in fiscal year 1993, an increase from 64 percent in fiscal year 1992, and the average daily room rate was $82.55 in fiscal year 1993 compared to $78.79 in fiscal year 1992, due to a gradual improvement in the Atlanta hotel market.

   In fiscal year 1991, the Partnership and MRI Business Properties
Fund, Ltd II (jointly the "Combined Fund") effected a change in the joint venture ownership of the Hyatt Regency Ravinia Hotel and formed a new joint venture with an entity affiliated with Holiday Inns, Inc. ("Holiday"). In connection with this change in ownership, the new joint venture entered into a new management agreement with Holiday whereby Holiday agreed to cover operational losses up to $5,000,000 for up to the first 5 years of the joint venture. As a result of the formation of the new joint venture, which included Combined Fund's surrender of certain priority returns, there was a reduction, through provision for impairment of value, to the book basis of the property of the Combined Fund of approximately $7.7 million of which $3.85 million relates to the Partnership. In July 1993 the guarantee was exhausted and the Combined Fund and the joint venture partner became jointly responsible for the operational losses. In October 1993, the Combined Fund and Holiday each contributed $300,000 to cover operational losses. The Partnership intends to continue funding operational losses.

   During fiscal year 1993, $2,372,000 was spent on capital improvements at Holiday Inn Crowne Plaza. In fiscal year 1994 it is anticipated approximately $800,000 will be spent on property additions and improvements at this property. These improvements are required to keep the property competitive in its market.

Embassy Suites - Tempe Hotel

   The Embassy Suites in Tempe, Arizona, continues to maintain a leading position in the market due to the strength of the Embassy Suites brand name and additional group business. As a result, average occupancy increased to 80 percent in fiscal year 1993 from 75 percent in fiscal year 1992 and the average daily room rate increased to $75.69 in fiscal year 1993 from $72.93 in fiscal year 1992.

   In fiscal year 1993, the Partnership spent $593,000 on additions and improvements to Embassy Suites - Tempe Hotel. In fiscal year 1994 the Partnership anticipates spending approximately $273,000 on additions and improvements to the property. These improvements are required to keep the property competitive in its market.

Limited Service Hotels:

Residence Inn - Orlando

   Although market conditions remain competitive in Orlando, Florida, average occupancy has increased at the Residence Inn - Orlando to 74 percent in fiscal year 1993 from 72 percent in fiscal year 1992 due, in part, to an increase in corporate business.

   In fiscal year 1993, the Partnership spent $128,000 on additions and improvements to Residence Inn - Orlando. In fiscal year 1994 the Partnership anticipates spending approximately $200,000 on additions and improvements to the property. These improvements are required to keep the property competitive in its market.

Residence Inn - Sacramento

   The Residence Inn in Sacramento, California, continues to outperform the market due to increased corporate business. As a result, average occupancy increased slightly and rental rates remained stable in fiscal year 1993.

   In fiscal year 1993, the Partnership spent $151,000 on additions and improvements to Residence Inn - Sacramento. In fiscal year 1994 the Partnership anticipates spending approximately $213,000 on additions and improvements to the property. These improvements are required to keep the property competitive in its market.

Conclusion

   At this time, it appears that the investment objective of capital growth will not be attained and that a significant portion of invested capital will not be returned to investors. The extent to which invested capital is returned to investors is dependent upon the success of the managing general partner's strategy as set forth herein, as well as upon significant improvement in the performance of the Partnership's remaining properties and the markets in which such properties are located and on the sales price of the remaining properties. In this regard, it is anticipated at this time that some of the remaining properties will be held longer than originally expected.

   The Partnership anticipates that it will have sufficient resources to meet capital and operating requirements into the foreseeable future.

RESULTS OF OPERATIONS

   The competitive market conditions in which the Partnership's properties operate have suppressed significant rate growth which negated the increase in occupancy for the majority of the properties. As a result, the operations of the Partnership remain stable.

Fiscal Year 1993 ("1993") Compared to Fiscal Year 1992 ("1992")

   Room revenue increased $611,000 and other operating revenues increased $136,000 in 1993 compared to 1992 due to increased occupancy and room rates, primarily at the Radisson Park Terrace and Embassy Suites - Tempe Hotels which more than offset the decrease in room revenue at the Park Hyatt Hotel due to a decrease in occupancy.

   Interest and other income decreased $603,000 in 1993 compared to 1992, primarily as a result of the collection of the Park Hyatt Hotel's note receivable from an affiliate of the joint venture partner in 1992.

   Room, food and beverage expenses decreased $399,000 in 1993 compared to 1992 due to certain properties operating more efficiently combined with a decrease in occupancy at the Park Hyatt Hotel.

   Other operating expenses decreased $226,000 in 1993 compared to 1992 as a result of the cessation of accruing property taxes at the Park Hyatt Hotel and the overall decrease in property tax expenses at certain properties due to lower tax assessments which more than offset costs incurred for a national advertising assessment relating to the Park Hyatt Hotel.

   Depreciation and amortization expenses decreased $1,653,000 in 1993 compared to 1992 due to the suspension of depreciation and the allowance for impairment of value relating to the Park Hyatt Hotel recognized in 1992.

   Interest expense decreased $1,813,000 in 1993 compared to 1992 due to the cessation of accruing interest expense in April 1993 at the Radisson Park Terrace and Park Hyatt Hotels.

Fiscal Year 1992 ("1992") Compared to Fiscal Year 1991 ("1991")

   Room, food and beverage and other operating revenues decreased $2,533,000 and room, food and beverage and other operating expenses decreased $3,208,000 in 1992 compared to 1991 primarily due to the discontinuance of the recognition of operations at the Troy Hilton Inn in February 1991 when a receiver was appointed and the property was subsequently foreclosed on in November 1991. These decreases were also related to significant deficit operations at the Park Hyatt Hotel, as well as decreases in room rates at the Park Hyatt Hotel and the two Residence Inns which was offset, in part, by an increase in rates at the Embassy Suites - Tempe.

   Interest and other income decreased $929,000 in 1992 compared to 1991 due to the payoff of the note receivable from the affiliate of the joint venture partner of the Park Hyatt Hotel in January 1992 and a decrease in cash available for investments and lower interest rates.

   The provision for impairment of value of $11,353,000 recognized in 1992 related to the Park Hyatt and the Radisson Park Terrace Hotels, as discussed in Note 10 to the consolidated financial statements and was offset by the $240,000 adjustment recognized relating to the Troy Hilton Inn, as discussed in Note 11.
_____________________

Unconsolidated Joint Venture Operations
(MRI BPF Combined Fund No. 1)

   During fiscal years 1993, 1992 and 1991, the Partnership was allocated losses from the unconsolidated joint venture which owns the Holiday Inn Crowne Plaza (formerly the Hyatt Regency Ravinia Hotel). The Consolidated Financial Statements for the unconsolidated joint venture are presented in Item 8, Financial Statements and Financial Statement
Schedules.  A discussion of its Results of Operations follows:

Fiscal Year 1993 ("1993") Compared to Fiscal Year 1992 ("1992")

   Room revenue increased $1,021,000 in 1993 compared to 1992 due to an increase in average occupancy and daily room rates while room and other operating expenses decreased $192,000 in 1993 compared to 1992 due to cost control measures at the hotel.

   Food and beverage expenses decreased $435,000 in fiscal year 1993 compared to fiscal year 1992 primarily due to cost control measures implemented at the hotel and to the closure of the hotel's restaurant.

   Depreciation and amortization expenses decreased $796,000 in 1993 compared to 1992 as a result of the provision for impairment of value recognized in 1992.

Fiscal Year 1992 ("1992") Compared to Fiscal Year 1991 ("1991")

   Room revenue increased $129,000 in 1992 compared to 1991 due to an increase in average occupancy at the Holiday Inn Crowne Plaza.

   Depreciation and amortization expenses decreased $1,499,000 in 1992 compared to 1991 as a result of the provision for impairment of value recognized in 1991.

   An additional provision for impairment of value of $4,311,000 was recognized in 1992 on the Holiday Inn Crowne Plaza. See Note 6 to the consolidated financial statements of the Combined Fund.

   Minority interest in joint venture's operations increased
$4,032,000 in 1992 compared to 1991 due to the change in joint venture ownership.



   Although inflation impacts the Partnership's expenses, the Partnership has the ability to attempt to offset expense increases through increases in room rates. Certain expenses may not be impacted by inflation, such as debt service related to the mortgage financing encumbering the Partnership's properties which was generally obtained at fixed interest rates. It is impossible to accurately predict the future impact of inflation on the operations of the Partnership, the ability to successfully pass all increased costs through in the form of increases in room rates or the impact of inflation on the ultimate sales price of the properties.
Item 8.Financial Statements and Financial Statement Schedules.

                  MRI BUSINESS PROPERTIES FUND, LTD. III
                          (A limited partnership)

                             TABLE OF CONTENTS

                                                                  Page

Independent Auditors' Report
Consolidated Financial Statements:
      Balance Sheets at September 30, 1993 and 1992
      Statements of Operations for the Years Ended
      September 30, 1993, 1992 and 1991
      Statements of Partners' Equity (Deficiency) for the
      Years Ended September 30, 1993, 1992 and 1991
      Statements of Cash Flows for the Years Ended
      September 30, 1993, 1992 and 1991
      Notes to Consolidated Financial Statements
Financial Statement Schedules:
      Schedule X -Consolidated Statements of Operations
      Information for the Years Ended
      September 30, 1993, 1992 and 1991
      Schedule XI-Real Estate and Accumulated Depreciation at September 30, 1993

                MRI BUSINESS PROPERTIES COMBINED FUND NO. 1
                          (A general partnership)

Independent Auditors' Report
Consolidated Financial Statements:
      Balance Sheets at September 30, 1993 and 1992
      Statements of Operations for the Years Ended
      September 30, 1993, 1992 and 1991
      Statements of Partners' Equity (Deficiency) for the Years Ended September 30, 1993, 1992 and 1991
      Statements of Cash Flows for the Years Ended
      September 30, 1993, 1992 and 1991
      Notes to Consolidated Financial Statements
Financial Statement Schedules:
      Schedule X  -Consolidated Statements of Operations
      Information for the Years Ended
      September 30, 1993, 1992 and 1991
      Schedule XI -Real Estate and Accumulated
      Depreciation at September 30, 1993

        Financial statements and financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in this Report.

                       INDEPENDENT AUDITORS' REPORT

MRI Business Properties Fund, Ltd. III:

        We have audited the accompanying consolidated financial statements of MRI Business Properties Fund, Ltd. III (a limited partnership) (the "Partnership") and its consolidated joint ventures, listed in the accompanying table of contents. Our audits also included the financial statement schedules of the Partnership and its joint ventures listed in the accompanying table of contents. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership and its consolidated joint ventures at September 30, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information shown therein.




DELOITTE & TOUCHE

San Francisco, California
December 17, 1993

                  MRI BUSINESS PROPERTIES FUND, LTD. III
                          (A LIMITED PARTNERSHIP)
                        CONSOLIDATED BALANCE SHEETS
                        SEPTEMBER 30, 1993 AND 1992
                                                        1993     1992
                                                        ----     ----
                                  ASSETS
CASH AND CASH EQUIVALENTS                     $  5,088,000   $  5,223,000
CASH INVESTMENTS                                 3,467,000      1,486,000
ACCOUNTS AND INTEREST RECEIVABLE - NET           1,814,000      1,565,000
INVENTORIES AND OPERATING SUPPLIES                 533,000        582,000
PREPAID EXPENSES AND OTHER ASSETS                  434,000        406,000
INVESTMENT IN UNCONSOLIDATED JOINT VENTURE               -      1,223,000

PROPERTIES AND IMPROVEMENTS                    110,924,000    109,157,000
ACCUMULATED DEPRECIATION                       (30,459,000)   (27,796,000)
ALLOWANCE FOR IMPAIRMENT OF VALUE              (14,348,000)   (14,348,000)
                                              ------------   ------------
NET PROPERTIES AND IMPROVEMENTS                 66,117,000     67,013,000

DEFERRED FINANCING COSTS - NET                     158,000        192,000
                                             -------------  -------------
TOTAL ASSETS                                  $ 77,611,000   $ 77,690,000
                                              ============   ============
               LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

ACCOUNTS PAYABLE                              $  1,466,000   $  1,873,000
ACCRUED INTEREST                                   966,000        917,000
ACCRUED PROPERTY TAXES                           1,779,000      1,303,000
PAYABLE TO AFFILIATE OF JOINT VENTURE PARTNER    1,581,000      1,581,000
DUE TO UNCONSOLIDATED JOINT VENTURE                147,000              -
OTHER LIABILITIES                                1,467,000      1,419,000
NOTE PAYABLE TO AFFILIATE OF JOINT
 VENTURE PARTNER                                 2,500,000      2,500,000
NOTES PAYABLE                                   51,799,000     51,220,000
                                              ------------   ------------
TOTAL LIABILITIES                               61,705,000     60,813,000
                                              ------------   ------------
MINORITY INTEREST IN JOINT VENTURES               (444,000)      (416,000)
                                              ------------   ------------
PARTNERS' EQUITY (DEFICIENCY):
 GENERAL PARTNERS                               (2,014,000)    (1,995,000)
 LIMITED PARTNERS (109,027 assignee units
 outstanding at September 30, 1993 and 1992)    18,364,000     19,288,000
                                              ------------   ------------
TOTAL PARTNERS' EQUITY                          16,350,000     17,293,000
                                              ------------   ------------
TOTAL LIABILITIES AND PARTNERS' EQUITY        $ 77,611,000   $ 77,690,000
                                              ============   ============

                           See notes to consolidated financial statements.

                               MRI BUSINESS PROPERTIES FUND, LTD. III
                                       (A LIMITED PARTNERSHIP)

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED SEPTEMBER 30, 1993, 1992 AND 1991
                                                1993           1992           1991
                                                ----           ----           ----
REVENUES:
  Room revenue                             $25,748,000    $ 25,137,000  $ 26,252,000
  Food and beverage revenue                  5,848,000       5,986,000     7,345,000
  Other operating revenue                    1,975,000       1,839,000     1,898,000
  Interest and other income                    329,000         932,000     1,861,000
                                          ------------    ------------  ------------
  Total revenues                            33,900,000      33,894,000    37,356,000
                                          ------------    ------------  ------------

EXPENSES (including $1,227,000, $1,625,000 and $1,696,000
 paid to an affiliate of a joint venture partner, general
 partner and affiliates in 1993, 1992, and 1991):
  Room expenses                              6,810,000       6,953,000     7,809,000
  Food and beverage expenses                 5,491,000       5,890,000     7,046,000
  Other operating expenses                  14,624,000      14,850,000    16,046,000
  Depreciation and amortization              2,663,000       4,316,000     4,248,000
  Equity in unconsolidated joint
   venture's operations                      1,370,000       2,266,000     6,411,000
  Interest                                   3,498,000       5,317,000     5,255,000
  General and administrative                   415,000         483,000       681,000
  Provision for impairment of value                  -      11,353,000             -
                                          ------------  --------------  ------------
  Total expenses                            34,871,000      51,428,000    47,496,000
                                          ------------    ------------  ------------
LOSS BEFORE MINORITY INTEREST IN JOINT
  VENTURES' OPERATIONS                        (971,000)    (17,534,000)  (10,140,000)
MINORITY INTEREST IN JOINT VENTURES'
  OPERATIONS                                    28,000         651,000      (236,000)
                                         -------------    ------------  ------------
NET LOSS                                  $   (943,000)   $(16,883,000)$(10,376,000)
                                          ============    ============  ============
NET LOSS PER LIMITED PARTNERSHIP
  ASSIGNEE UNIT                                    $(8)          $(152)         $(93)
                                                 =====            ====         =====

                           See notes to consolidated financial statements.

                               MRI BUSINESS PROPERTIES FUND, LTD. III
                                       (A LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                        FOR THE YEARS ENDED SEPTEMBER 30, 1993, 1992 AND 1991
                                           GENERAL        LIMITED         TOTAL
                                          PARTNERS       PARTNERS        AMOUNT
                                          --------       --------        ------
BALANCE, OCTOBER 1, 1990               $(1,449,000) $ 46,001,000   $ 44,552,000
NET LOSS                                  (208,000)  (10,168,000)   (10,376,000)
                                       -----------  ------------   ------------
BALANCE, SEPTEMBER 30, 1991             (1,657,000)   35,833,000     34,176,000
NET LOSS                                  (338,000)  (16,545,000)   (16,883,000)
                                       -----------  ------------   ------------
BALANCE, SEPTEMBER 30, 1992             (1,995,000)   19,288,000     17,293,000
NET LOSS                                   (19,000)     (924,000)      (943,000)
                                       -----------  ------------   ------------
BALANCE, SEPTEMBER 30, 1993            $(2,014,000) $ 18,364,000   $ 16,350,000
                                       ===========  ============   ============

                           See notes to consolidated financial statements.

                               MRI BUSINESS PROPERTIES FUND, LTD. III
                                       (A LIMITED PARTNERSHIP)
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED SEPTEMBER 30, 1993, 1992 AND 1991
                                                              1993          1992           1991
                                                              ----          ----           ----
OPERATING ACTIVITIES
Net loss.                                              $   (943,000) $(16,883,000)  $(10,376,000)
Adjustments to reconcile net loss to net cash
 provided (used) by operating activities:
 Depreciation and amortization                            2,697,000     4,356,000      4,288,000
 Deferred interest added to note payable principal          292,000             -              -
 Provision for impairment of value                                -    11,353,000              -
 Provision for doubtful receivables                           9,000       (14,000)       (35,000)
 Minority interest in joint ventures' operations            (28,000)     (651,000)       236,000
 Equity in unconsolidated joint venture's operations      1,370,000     2,266,000      6,411,000
 Interest on note receivable from affiliate of
  joint venture partner                                           -      (478,000)    (1,430,000)
 Changes in operating assets and liabilities:
      Accounts and interest receivable                     (258,000)      124,000        767,000
      Prepaid expenses and other assets                     (28,000)     (117,000)       331,000
      Receivable from an affiliate of joint
       venture partner                                            -        59,000              -
      Inventories and operating supplies                     49,000        16,000         33,000
      Accounts payable, accrued expenses and
       other liabilities                                    605,000     1,173,000     (1,229,000)
      Payable to affiliate of joint venture partner               -       275,000        275,000
                                                        -----------   -----------   ------------
Net cash provided (used) by operating activities          3,765,000     1,479,000       (729,000)
                                                        -----------   -----------   ------------

INVESTING ACTIVITIES
Properties and improvements additions                    (1,767,000)   (1,466,000)    (1,060,000)
Unconsolidated joint venture contributions                        -       (35,000)    (1,110,000)
Unconsolidated joint venture distributions                        -        75,000              -
Guarantee payments credited to
 properties and improvements                                      -             -         (8,000)
Proceeds from cash investments                            4,758,000     4,718,000      2,690,000
Purchase of cash investments                             (6,739,000)   (4,249,000)    (1,955,000)
                                                       ------------   -----------   ------------
Net cash used by investing activities                    (3,748,000)     (957,000)    (1,443,000)
                                                       ------------   -----------   ------------
FINANCING ACTIVITIES
Joint venture partner contributions                               -       596,000        397,000
Interest on note receivable from affiliate
 of joint venture partner                                         -       478,000      1,430,000
Joint venture partner distributions                               -   (13,478,000)    (1,791,000)
Note receivable from affiliate of joint
 venture partner                                                  -    13,000,000              -
Note payable proceeds                                             -        23,000         27,000
Notes payable principal payments                           (152,000)     (170,000)      (157,000)
                                                        -----------   -----------   ------------
Net cash provided (used) by financing activities           (152,000)      449,000        (94,000)
                                                        -----------  ------------   ------------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                               (135,000)      971,000     (2,266,000)
Cash and cash equivalents at beginning of year            5,223,000     4,252,000      6,518,000
                                                        -----------   -----------   ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                $ 5,088,000   $ 5,223,000   $  4,252,000
                                                        ===========   ===========   ============
                          SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid in cash during the year                    $2,684,000    $4,593,000     $4,943,000
                                                         ==========    ==========     ==========
                SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Deferred interest added to note payable principal          $439,000            $-             $-
                                                         ==========    ==========     ==========
Foreclosure of hotel property in fiscal year 1992 - See Note 11.
                           See notes to consolidated financial statements.
/TABLE

                  MRI BUSINESS PROPERTIES FUND, LTD. III
                          (A LIMITED PARTNERSHIP)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization - MRI Business Properties Fund, Ltd. III ("the Partnership") is a limited partnership organized under the laws of the State of California to acquire, hold for investment, and ultimately sell income-producing hotel properties. The managing general partner is Montgomery Realty Company-85, a California general partnership, and the associate general partner is MRI Associates, Ltd. III, a limited partnership. The general partners of Montgomery Realty Company-85 are Fox Realty Investors, a California general partnership, and Montgomery Realty Corporation, a California Corporation. Fox Realty Investors, using the business name of Fox Hotel Investors, is conducting the business formerly conducted by its predecessor Montgomery Realty Investors. Fox Realty Investors is also the general partner of MRI Associates, Ltd. III. The Partnership was organized on June 28, 1984, but did not commence operations until December 1985. The capital contributions of $109,027,000 ($1,000 per unit) were made by the limited partners.

   On December 6, 1993, NPI Equity Investments II, Inc. ("NPI Equity") became the managing partner of Fox Realty Investors ("FRI") and assumed operational control over Fox Capital Management Corporation ("FCMC"). As a result, NPI Equity became responsible for the operation and management of the business and affairs of the Partnership and the other investment partnerships sponsored by FRI and/or FCMC. The individuals who had served previously as partners of FRI and as officers and directors of FCMC contributed their general partnership interests in FRI to a newly formed limited partnership, Portfolio Realty Associates, L.P. ("PRA"), in exchange for limited partnership interests in PRA. In the foregoing capacity, such partners will continue to hold indirectly certain economic interests in the Partnership and such other investment partnerships, but will cease to be responsible for the operation and management of the Partnership and such other partnerships.

   Consolidation - The consolidated financial statements include the Partnership and joint ventures in which the Partnership has a controlling interest. All significant intercompany transactions and balances have been eliminated. The investment in the unconsolidated joint venture is accounted for under the equity method of accounting, see Note 6.

   New Accounting Pronouncements - In December 1991, the Financial Accounting Standards Board (FASB) issued Statement No. 107, "Disclosures About Fair Value of Financial Instruments". This Statement will not affect the financial position or results of operations of the Partnership but will require additional disclosure on the fair value of certain financial instruments for which it is practicable to estimate fair value.
Disclosures under this statement will be required in the fiscal year 1996 financial statements.

   Cash and Cash Equivalents - The Partnership considers cash investments with a maturity of three months or less at the time of purchase to be cash equivalents.

   Inventories and Operating Supplies - Inventories and operating supplies, including linen, china and glassware, are stated generally at the lower of first-in, first-out cost or market.

   Properties and Improvements - Properties and improvements are stated at cost. A provision for impairment of value is recorded when a decline in the value of a property is determined to be other than temporary as a result of one or more of the following: (1) a property is offered for sale at a price below its current carrying value, (2) a property has significant balloon payments due within the foreseeable future for which the Partnership does not have the resources to meet, and anticipates it will be unable to obtain replacement financing or debt modification sufficient to allow a continued hold of the property over a reasonable period of time,
(3) a property has been, and is expected to continue, generating significant operating deficits and the Partnership is unable or unwilling to sustain such deficit results of operations, and has been unable to, or anticipates it will be unable to, obtain debt modification, financing or refinancing sufficient to allow a continued hold of the property for a reasonable period of time or, (4) a property's value has declined based on management's expectations with respect to projected future operational cash flows and prevailing economic conditions. An impairment loss is indicated when the undiscounted sum of estimated future cash flows from an asset, including estimated sales proceeds, and assuming a reasonable period of ownership up to five years, is less than the carrying amount of the asset. The impairment loss is measured as the difference between the estimated fair value and the carrying amount of the asset. Impairment losses are limited to the maximum potential economic loss to the Fund. In the absence of the above circumstances, properties and improvements will continue to be carried in the financial statements at cost. Acquisition fees are capitalized as a cost of properties and improvements. Properties which were contributed to the joint ventures by the minority joint venture partners are stated at amounts agreed upon among the partners at the date of acquisition or contribution which approximated fair market value. Upon acquisition of the properties, the Partnership contributed cash to the joint ventures equal to its proportionate ownership interest in the joint ventures. Certain payments received from the sellers pursuant to performance guarantee agreements in excess of the hotels' operating income are applied as a reduction of the cost of the related hotel.

   Depreciation - Depreciation is computed by the straight-line method over estimated useful lives of 30 years for the building and improvements and six years for furnishings. Properties for which a provision for impairment of value has been recorded and are expected to be disposed of within the next year are not depreciated.

   Deferred Financing Costs - Financing costs are deferred and amortized over the lives of the related loans, which range from seven to ten years, or expensed, if financing is not obtained.

   Net Loss Per Limited Partnership Assignee Unit - Net loss per limited partnership assignee unit is computed by dividing net loss allocated to the limited partners by 109,027 assignee units outstanding.

   Income Taxes - No provision for Federal and state income taxes has been made in the financial statements because income taxes are the obligation of the partners.

   Reclassification - Certain amounts have been reclassified to conform to the 1993 presentation.

2. TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

   In accordance with the Partnership Agreement, the Partnership may be charged by the general partner and affiliates for services provided to the Partnership. From March 1988 to December 1992 such amounts were assigned pursuant to a services agreement by the general partner and affiliates to Metric Realty Services, L.P., which performed partnership management and other services for the Partnership. On January 1, 1993, Metric Management, Inc., a company which is not affiliated with the general partner, commenced providing certain property and portfolio management services to the Partnership under a new services agreement. As provided in the new services agreement effective January 1, 1993, no reimbursements were made to the general partner and affiliates after December 31, 1992. Subsequent to December 31, 1992, reimbursements were made to Metric Management, Inc. On December 16, 1993, the services agreement with Metric Management, Inc. was modified and, as a result thereof, the Partnership's general partner will assume responsibility for cash management of the Partnership as of December 23, 1993 and for investor relations services as of April 1, 1994. Related party expenses for the years ended September 30, 1993, 1992 and 1991 are as follows:

                                         1993      1992         1991
                                         ----      ----         ----
Reimbursement of expenses:
      Partnership accounting           $44,000   $184,000    $229,000
      Professional services             11,000     44,000      36,000
      Investor services                  8,000     34,000      34,000
                                     ---------  ---------   ---------
      Total                            $63,000   $262,000    $299,000
                                      ========   ========    ========

      In accordance with the Partnership Agreement, the general partner received cash distributions as follows: (1) a Partnership management incentive equal to an allocation of ten percent determined on a cumulative, noncompounded basis, of cash available for distribution (as defined in the Partnership Agreement) which is distributed to partners, and (2) a continuing interest representing two percent of cash available for distribution distributed to partners remaining after the allocation of the Partnership management incentive. Subsequent to December 31, 1986, the Partnership management incentive is subordinated to certain cash distributions to the unit holders. There were no cash distributions to the general partner for the years ended September 30, 1993, 1992 and 1991.

       In accordance with the Partnership Agreement, the general partner is entitled to receive an allocation of net loss and taxable loss of two percent.

3.     RELATED PARTY TRANSACTIONS

       In addition to the fees paid to the general partner and affiliates as set forth above, the Partnership has an agreement with affiliates of its joint venture partners, which provide for the management and operation of the joint venture properties. Fees paid pursuant to these agreements are generally based on a percentage of gross revenues from operations of the properties and were $1,164,000, $1,088,000 and $1,122,000 in 1993, 1992 and
1991.

4.     CASH INVESTMENTS

       Cash investments include all cash not considered cash or cash equivalents, as defined in Note 1. Cash investments at September 30, 1993 mature in October 1993 and January 1994 at effective interest rates of 3.24 percent and 3.21 percent per annum, respectively.

5.     PAYMENT OF NOTE RECEIVABLE FROM AFFILIATE OF JOINT VENTURE PARTNER

       In January 1992 the joint venture owning the Park Hyatt Hotel received $13,000,000 from an affiliate of the joint venture partner in satisfaction of its note receivable from the joint venture affiliate. According to the joint venture agreement, the joint venture is required to distribute these funds to the joint venture partner. In this respect, the joint venture distributed the proceeds to the joint venture partner in January 1992.

6.     INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

       In February 1986, the Partnership acquired a 50 percent ownership interest in MRI Business Properties Combined Fund No. 1 ("Combined Fund"), a joint venture with MRI Business Properties Fund, Ltd. II, a California limited partnership affiliated with the Partnership's managing general partner. The Combined Fund acquired a majority interest in a joint venture, MRI Ravinia Associates, which on March 13, 1986, acquired the Hyatt Regency Ravinia Hotel. In fiscal year 1991 the Combined Fund effected a change in the joint venture ownership (see discussion below). The Partnership's interest in the Combined Fund is reported using the equity method of accounting.

       In fiscal year 1990, the joint venture partner at the Hyatt Regency Ravinia Hotel indicated it would not contribute its 50 percent share to fund deficit operations at the hotel. Consequently, in fiscal year 1991, the Partnership and MRI Business Properties Fund Ltd. II, each funded $1,060,000 to the hotel, of which $530,000 from each was funded on behalf of the joint venture partner. Accordingly, the joint venture partner was not allocated loss in fiscal year 1991.

       Formal notice of deficiency was sent placing the joint venture partner in default. As a result of such default, in fiscal year 1991 the Combined Fund effected a change in the joint venture ownership by amending their agreement with the joint venture partner and forming a new joint venture with an affiliate of Holiday Inns, Inc. ("Holiday"). The new joint venture entered into a new management agreement with Holiday. As consideration for a 50 percent interest in the new joint venture Holiday has agreed to pay for the costs to terminate the Hyatt Management Agreement, the conversion costs associated with the change to a Holiday Inn Crowne Plaza and the coverage of operational losses up to $5,000,000 for up to the first 5 years of the new joint venture. As a result of the new joint venture, which included Combined Fund's surrender of certain priority returns, there was a reduction, through provision for impairment of value, to the book basis of the property of the Combined Fund of approximately $7.7 million which was recognized in the June 1991. In July 1993, the guarantee was exhausted and the Combined Fund and its joint venture partner are now jointly responsible for their share of the operational losses. In October 1993 the Combined Fund and Holiday each contributed $300,000 to cover operational losses. The Partnership intends to continue funding operational losses, if necessary.

       In connection with the above transaction the Partnership finalized an agreement with the lender on the $34,000,000 note payable to extend the current provision for interest only mortgage payments (which had been scheduled to begin amortizing at higher monthly debt service payments in August 1991) through June 1995. In addition the Partnership has the option to extend the modification agreement and the maturity date of the note an additional four year period through June 1999.

       During fiscal year 1992, the Combined Fund determined that based upon the continuing deterioration of the economic market in Atlanta, Georgia and projected operational cash flows, the decline in value of the Holiday Inn Crowne Plaza is other than temporary and the recovery of its carrying value is not likely. Accordingly, an additional provision for impairment of value of $4,311,000 was recognized in fiscal year 1992 to reduce the carrying value of the property based on the estimated economic loss to the Partnership. Carrying value includes the cost of the property less accumulated depreciation.

7.     PROPERTIES AND IMPROVEMENTS

       Hotel properties and improvements at September 30, 1993 and 1992 are summarized as follows:

                                               1993           1992
                                               ----           ----
Land                                      $ 21,743,000   $ 21,743,000
Building and improvements                   65,631,000     64,912,000
Furnishings                                 23,550,000     22,502,000
                                          ------------   ------------
Total                                      110,924,000    109,157,000
Accumulated depreciation                   (30,459,000)   (27,796,000)
Allowance for impairment of value          (14,348,000)   (14,348,000)
                                          ------------   ------------
Net property and improvements             $ 66,117,000   $ 67,013,000
                                          ============   ============

        For details of the property with an allowance for impairment of value see Note 10.

8.      NOTE PAYABLE TO AFFILIATE OF JOINT VENTURE PARTNER

        This note is secured by a collateral assignment of certain cash distributions from the joint venture which owns the Park Hyatt Hotel. The note requires annual interest only payments at 11 percent payable only to the extent the Partnership receives certain distributions. The Partnership has stopped accruing interest on the note payable in fiscal year 1993 since it appears unlikely the Partnership will receive any distributions due to the continuing deficit operations at the Park Hyatt Hotel. The note is due the earlier of December 2020, date of joint venture dissolution or upon sale of the property. Interest accrued on note payable to affiliate of the joint venture partner but unpaid during 1992 and 1991 totaled $275,000 in each year. Interest accrued but unpaid to an affiliate of the joint venture partner was $1,581,000 at September 30, 1993 and 1992.

9.      NOTES PAYABLE

        Individual properties and improvements are pledged as collateral for the related notes payable. Certain of the Partnership's properties are located in areas affected by highly competitive market conditions.
Markets, although improving, remain depressed due to overbuilding which may already impact occupancy of the properties, such as the Park Hyatt Hotel, and the ability of the properties to generate cash flow sufficient to fund debt service payments. The notes currently bear interest at rates from
6.21 percent to 10.45 percent. The interest rates on four of the five notes will vary at future dates as defined in the note agreements. The notes are generally payable monthly and mature beginning in October 1996 through October 1997. Certain notes require balloon payments beginning in October 1996. Principal payments are required as follows:

1994                                                $28,994,000
1995                                                    285,000
1996                                                  7,295,000
1997                                                 15,225,000
                                                    -----------
Total                                               $51,799,000
                                                    ===========

        As discussed in Note 10, the Partnership has been informed that the $13,000,000 and $15,000,000 loans on the Radisson Park Terrace Hotel and the Park Hyatt Hotel are in default. Accordingly, the loans have been classified as due in fiscal year 1994 in the above repayment schedule.

10.     PROVISION FOR IMPAIRMENT OF VALUE

        In 1990, the managing general partner had not expected to hold the Radisson Park Terrace Hotel, located in Washington, D.C., until operations improved and had been unable to sell its share in the joint venture partnership or obtain debt modification from the lender. Accordingly, the carrying value of the property was reduced to its estimated realizable value and a provision for impairment of value totaling $2,755,000 was recognized in fiscal year 1990. Carrying value includes the cost of the property less accumulated depreciation. However, in fiscal year 1991 the Partnership finalized an amendment to the joint venture agreement which establishes the Partnership as the sole managing partner and includes an option which allows the joint venture partner to purchase the Partnership's interest in the joint venture at a specified price. This option expired June 30, 1992; however, a preliminary agreement was reached between the parties for the sale of the hotel or the Partnership's interest in the hotel. The amendment provides for amounts previously contributed by the Partnership on behalf of the joint venture partner as discussed above, to be treated as capital contributions by the Partnership.

        As part of the preliminary agreement, the joint venture partner reached an agreement with the lender for a discounted pay off of the $13,000,000 loan. The discounted payment would be made simultaneously with the sale of the Partnership's interest in the property. The sale is anticipated to close in fiscal year 1994. The Partnership ceased debt service payments to the lender in November 1992 and in April 1993, as a result of the potential discounted payoff, the Partnership ceased accruing interest totalling $645,000, since it appears unlikely that these expenses will be paid. In addition, the Partnership stopped recording depreciation on the property in October 1991 due to the potential disposition of the Partnership's interest in the hotel. If the Partnership is unsuccessful in completing the sale of its interest, the Partnership may allow the property to be acquired by the lender through foreclosure. Accordingly, an additional provision for impairment of value of $4,608,000 was recognized in 1992 to reduce the carrying value of the property based on the estimated potential economic loss to the Partnership.

        During fiscal year 1992 the Partnership determined that based upon current economic conditions and projected future operational cash flows, the decline in value of Park Hyatt Hotel, located in Chicago, Illinois, is other than temporary and that recovery of its carrying value is not likely. Accordingly, a provision for impairment of value of $6,985,000 was recognized to reduce the carrying value of the property based on the estimated economic loss to the Partnership.

        The Partnership has withheld property taxes at the Park Hyatt Hotel totalling $1,139,000 relating to calendar year 1992, which were due in March 1993 and September 1993. It also suspended quarterly debt service payments on the hotel's $15,000,000 note payable to the lender in April 1993. As a result, beginning in April 1993 the Partnership ceased accruing property taxes totalling $570,000 and interest expense of $693,000 since it appeared unlikely that these expenses will be paid. The Partnership is currently negotiating with the lender to obtain a debt modification. If the Partnership is unable to obtain debt modification, the Partnership may allow the property to be acquired by the lender through foreclosure. As a result, in April 1993, the Partnership stopped recording depreciation on the property.

11.     FORECLOSURE OF HOTEL PROPERTY

        On February 6, 1992 the Partnership was informed that the Troy Hilton Inn, located in Troy, Michigan, was acquired through foreclosure on November 26, 1991 by the holder of the first note. Accordingly, the Partnership was relieved of its liability for the first note payable of $16,010,000 (which had been due in 1990) and accrued and deferred interest payable of $132,000. The loss on disposition was $11,715,000 which had been recognized in prior years. The consolidated financial statements for fiscal year 1992 do not include operating results of the Troy Hilton Inn as the Partnership relinquished control of the property upon appointment of a receiver to operate the property in February 1991.

12.     RENTAL COMMITMENTS

        Minimum future rental commitments on operating leases at September 30, 1993 are payable as follows:

1994                                                   $109,000
1995                                                     29,000
1996                                                      6,000
1997                                                      2,000
                                                       --------
Total                                                  $146,000
                                                       ========


        Rental expenses for all operating leases were $142,000, $193,000 and $239,000 in 1993, 1992 and 1991, respectively.

13.    RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

        The differences between the method of accounting for income tax reporting and the accrual method of accounting used in the financial statements are as follows:


                                                              1993          1992           1991
                                                              ----          ----           ----

Net loss - financial statements                        $   (943,000) $(16,883,000)  $(10,376,000)
Differences resulted from:
 Provision for impairment of value                                -    11,593,000              -
 Depreciation and amortization                           (1,150,000)      454,000)    (2,869,000)
 Minority interest in joint ventures' operations            (22,000)   (2,875,000)       (23,000)
 Equity in unconsolidated joint venture's operations        340,000     1,684,000      4,271,000
 Loss on property disposition                                     -    (8,164,000)             -
 Interest and financing costs                            (1,133,000)      340,000       (306,000)
 Other                                                      610,000       119,000        397,000
                                                       ------------  ------------   ------------
Net loss - income tax method                           $ (2,298,000) $(13,732,000)  $ (8,906,000)
                                                       ============  ============   ============
Taxable loss per limited partnership assignee
 unit after giving effect to the allocation to the
 general partner                                               $(21)        $(123)          $(80)
                                                              =====          ====           ====
Partners' equity - financial statements                 $16,350,000   $17,293,000    $34,176,000
Differences resulted from:
 Deferred sales commissions and organization costs       11,309,000    11,309,000     11,309,000
 Provision for impairment of value                       14,348,000    14,348,000     14,710,000
 Depreciation and amortization                           (1,331,000)     (181,000)    (4,565,000)
 Minority interest in joint ventures' operations            (51,000)      (29,000)     2,846,000
 Equity in unconsolidated joint venture's operations      9,582,000     9,242,000      7,558,000
 Interest and financing costs                              (535,000)      598,000        267,000
 Other                                                    1,743,000     1,133,000      1,144,000
                                                       ------------  ------------   ------------
Partners' equity - income tax method                    $51,415,000   $53,713,000    $67,445,000
                                                        ===========   ===========    ===========

                                                                 SCHEDULE X
                  MRI BUSINESS PROPERTIES FUND, LTD. III
                         (A LIMITED PARTNERSHIP)

             CONSOLIDATED STATEMENTS OF OPERATIONS INFORMATION
           FOR THE YEARS ENDED SEPTEMBER 30, 1993, 1992 AND 1991
             COLUMN A                        COLUMN B
                                        CHARGED TO EXPENSES
                                --------------------------------------
               ITEM                 1993         1992           1991
               ----                 ----         ----           ----

1.Depreciation<F1>               $2,663,000    $4,315,000   $4,237,000

2.Maintenance and repairs        $1,945,000    $2,064,000   $2,131,000

3.Advertising                    $3,950,000    $3,556,000   $3,283,000

4.Property taxes<F2>             $1,438,000    $2,099,000   $2,530,000

        As to items omitted, amounts did not exceed one percent of total revenues.

<F1>    The Partnership stopped recording depreciation on Radisson Park
Terrace Hotel and Park Hyatt Hotel since October 1991 and April 1993, respectively (see Note 10).
<F2>    The Partnership ceased accruing property taxes on the Park Hyatt
Hotel totalling $570,000 beginning in April 1993 (see Note 10).


                                                                                         SCHEDULE XI
                               MRI BUSINESS PROPERTIES FUND, LTD. III
                                       (A LIMITED PARTNERSHIP)

                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         SEPTEMBER 30, 1993

  1      2        3        4       5      6       7        8         9      10      11       12



PARTNERSHIP:

Embassy Suites - Tempe Hotel Tempe, Arizona

      $ 7,005  $ 2,522 $12,440  $2,540          $2,522   $14,980 $ 17,502  $ 6,203  1984     12/86

Residence Inn - Orlando Orlando, Florida

        8,150    1,927  12,373   1,023   $(300)  1,927    13,096   15,023    3,970  1984      9/87

Residence Inn - Sacramento Sacramento, California

        7,913    3,844  10,615     839    (143)  3,844    11,311   15,155    3,695  1986      9/87
      -------  ------- -------  ------   ----- -------   ------- --------  -------
Total Partnership

       23,068    8,293  35,428   4,402    (443)  8,293    39,387   47,680   13,868
      -------  ------- -------  ------   ----- -------   ------- --------  -------
JOINT VENTURES:

Radisson Park Terrace Hotel Washington, D.C. <F6>

       13,731    3,239  22,326     859       -   3,239    23,185   26,424    5,968  1986      9/86

Park Hyatt Hotel Chicago, Illinois <F6>

       15,000   10,211  21,439   5,170       -  10,211    26,609   36,820   10,623  1962     12/86
      -------  ------- -------  ------  ------ -------   ------- --------  -------
Total Joint Ventures

       28,731   13,450  43,765   6,029       -  13,450    49,794   63,244   16,591
      -------  ------- -------  ------  ------ -------   ------- --------  -------
TOTAL $51,799  $21,743 $79,193 $10,431   $(443)$21,743   $89,181 $110,924  $30,459
      =======  ======= =======  ======   ===== =======   ======= ========  =======


                                       See accompanying notes.

1.      COLUMN A - Description

2.      COLUMN B - Encumbrances<F5>

3.      COLUMN C - Initial cost to Partnership - Land

4.      COLUMN C - Initial cost to Partnership - Buildings and
        Improvements

5.      COLUMN D - Cost Capitalized Subsequent to Acquisition -
        Improvements

6.      COLUMN D - Cost Capitalized Subsequent to Acquisition -  Carrying
        Costs <F7>

7.      COLUMN E - Gross Amount at Which Carried at Close of Period<F1> -
        Land

8. COLUMN E - Gross Amount at Which Carried at Close of Period<F1> - Buildings and Improvements

9.      COLUMN E - Gross Amount at Which Carried at Close of Period<F1> -
        Total<F2>

10.     COLUMN F - Accumulated Depreciation <F3><F4>

11.     COLUMN G - Year of Construction

12.     COLUMN H - Date of Acquisition

                                                               SCHEDULE XI


                  MRI BUSINESS PROPERTIES FUND, LTD. III
                          (A LIMITED PARTNERSHIP)

                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                            SEPTEMBER 30, 1993

NOTES:

<F1>The aggregate cost for Federal income
   tax purposes is $103,403,000.

<F2>Balance, October 1, 1990                             $142,889,000
   Guarantee payments debited to properties
   and improvements                                             8,000
   Improvements capitalized
    subsequent to acquisition                               1,060,000
                                                         ------------
   Balance, September 30, 1991                            143,957,000
   Improvements capitalized subsequent
    to acquisition                                          1,466,000
   Cost of property disposition                           (36,266,000)
                                                         ------------
   Balance, September 30, 1992                            109,157,000
   Improvements capitalized subsequent
   to acquisition                                           1,767,000
                                                         ------------
   Balance, September 30, 1993                           $110,924,000
                                                         ============
<F3>Balance, October 1, 1990                              $27,520,000
   Additions charged to expense                             4,237,000
                                                          -----------
   Balance, September 30, 1991                             31,757,000
   Additions charged to expense                             4,315,000
   Accumulated depreciation of property disposition        (8,276,000)
                                                          -----------
   Balance, September 30, 1992                             27,796,000
   Additions charged to expense                             2,663,000
                                                          -----------
   Balance, September 30, 1993                            $30,459,000
                                                          ===========
<F4>Depreciation is computed on lives ranging from six to 30 years.

<F5>Encumbrances include capital lease obligations.

<F6>Amounts exclude the effect of provisions for impairment of value.  See
Note 10 to the consolidated financial statements.

<F7>Certain revenues received from the original sellers in excess of the properties net operating income for a specified period of time after acquisition have been applied as a reduction of the cost of the related property.

                       INDEPENDENT AUDITORS' REPORT

MRI Business Properties Combined Fund No. 1:

        We have audited the accompanying consolidated financial statements of MRI Business Properties Combined Fund No. 1 (a general partnership) (the "Partnership") and its joint venture, listed in the accompanying table of contents. Our audits also included the financial statement schedules of the Partnership and its joint venture listed in the accompanying table of contents. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership and its joint venture at September 30, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information shown therein.





DELOITTE & TOUCHE

San Francisco, California
December 17, 1993

                MRI BUSINESS PROPERTIES COMBINED FUND NO. 1
                          (A GENERAL PARTNERSHIP)

                        CONSOLIDATED BALANCE SHEETS
                        SEPTEMBER 30, 1993 AND 1992
                                                  1993          1992
                                                  ----          ----
                                  ASSETS
CASH AND CASH EQUIVALENTS                   $    302,000  $    245,000
RESTRICTED CASH                                  739,000     1,228,000
ACCOUNTS RECEIVABLE - NET                      1,132,000     1,016,000
INVENTORIES AND OPERATING SUPPLIES                92,000       103,000
PREPAID EXPENSES                                  26,000        53,000

PROPERTY AND IMPROVEMENTS                     72,212,000    69,840,000
ACCUMULATED DEPRECIATION                     (25,472,000)  (23,878,000)
ALLOWANCE FOR IMPAIRMENT OF VALUE            (11,962,000) (11,962,000)
                                            ------------  ------------
NET PROPERTY AND IMPROVEMENTS                 34,778,000    34,000,000

DEFERRED FINANCING COSTS - NET                    45,000       105,000
ORGANIZATION COSTS - NET                         139,000       189,000
                                            ------------  ------------
TOTAL ASSETS                                 $37,253,000   $36,939,000
                                             ===========   ===========

               LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

ACCOUNTS PAYABLE                             $   796,000  $  1,368,000
ACCRUED INTEREST                                 266,000       266,000
ACCRUED PROPERTY TAXES                            45,000       151,000
OTHER LIABILITIES                              1,626,000       888,000
DUE TO AFFILIATE OF JOINT VENTURE PARTNER      1,121,000             -
NOTE PAYABLE                                  34,000,000    34,000,000
                                             -----------   -----------
TOTAL LIABILITIES                             37,854,000    36,673,000
                                             -----------   -----------
MINORITY INTEREST IN JOINT VENTURE              (308,000)   (1,873,000)
                                             -----------   -----------
PARTNERS' EQUITY (DEFICIENCY):
 MRI BPF, LTD. II                               (146,000)      916,000
 MRI BPF, LTD. III                              (147,000)    1,223,000
                                             -----------   -----------
TOTAL PARTNERS' EQUITY (DEFICIENCY)             (293,000)    2,139,000
                                             -----------   -----------
TOTAL LIABILITIES AND
 PARTNERS' EQUITY (DEFICIENCY)               $37,253,000   $36,939,000
                                             ===========   ===========


              See notes to consolidated financial statements.

                             MRI BUSINESS PROPERTIES COMBINED FUND NO. 1
                                       (A GENERAL PARTNERSHIP)

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED SEPTEMBER 30, 1993, 1992 AND 1991
                                                              1993          1992           1991
                                                              ----          ----           ----
REVENUES:
Room revenue                                            $10,065,000   $ 9,044,000    $ 8,915,000
Food and beverage revenue                                 6,687,000     6,730,000      6,855,000
Other operating revenue                                     588,000       677,000      1,450,000
Interest                                                     17,000        68,000         79,000
                                                       ------------   -----------    -----------
Total revenues                                           17,357,000    16,519,000     17,299,000
                                                        -----------   -----------    -----------

EXPENSES (including $1,014,000, $822,000 and $647,000
 paid or payable to an affiliate of the joint venture partner in 1993, 1992, and 1991):
Room expenses                                             2,705,000     2,843,000      2,868,000
Food and beverage expenses                                5,428,000     5,863,000      5,907,000
Other operating expenses                                  6,882,000     6,936,000      6,965,000
Depreciation and amortization                             1,644,000     2,440,000      3,939,000
Interest                                                  3,248,000     3,248,000      3,245,000
General and administrative                                   17,000        38,000        120,000
Provision for impairment of value                                 -     4,311,000      7,651,000
                                                        -----------   -----------    -----------
Total expenses                                           19,924,000    25,679,000     30,695,000
                                                        -----------   -----------    -----------
LOSS BEFORE MINORITY INTEREST IN JOINT
 VENTURE'S OPERATIONS                                    (2,567,000)   (9,160,000)   (13,396,000)
MINORITY INTEREST IN JOINT VENTURE'S
 OPERATIONS                                                 135,000     4,627,000        595,000
                                                       ------------  ------------    -----------
NET LOSS                                                $(2,432,000) $ (4,533,000)  $(12,801,000)
                                                        ===========  ============    ===========

                      CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                        FOR THE YEARS ENDED SEPTEMBER 30, 1993, 1992 AND 1991

                                                        MRI BUSINESS    MRI BUSINESS
                                                      PROPERTIES FUND,PROPERTIES FUND,
                                                           LTD. II        LTD. III         TOTAL
                                                           -------        --------         -----

BALANCE, OCTOBER 1, 1990                                $ 8,503,000   $ 8,830,000    $17,333,000
CAPITAL CONTRIBUTIONS                                     1,110,000     1,110,000      2,220,000
NET LOSS                                                 (6,390,000)   (6,411,000)   (12,801,000)
                                                       ------------   -----------     -----------
BALANCE, SEPTEMBER 30, 1991                               3,223,000     3,529,000      6,752,000
CAPITAL CONTRIBUTIONS                                        35,000        35,000         70,000
DISTRIBUTIONS                                               (75,000)      (75,000)      (150,000)
NET LOSS                                                 (2,267,000)   (2,266,000)    (4,533,000)
                                                        -----------   -----------    -----------
BALANCE, SEPTEMBER 30, 1992                                 916,000     1,223,000      2,139,000
NET LOSS                                                 (1,062,000)   (1,370,000)    (2,432,000)
                                                        -----------   -----------    -----------
BALANCE, SEPTEMBER 30, 1993                             $  (146,000)  $  (147,000)   $  (293,000)
                                                        ===========   ===========    ===========



                           See notes to consolidated financial statements.
/TABLE

                             MRI BUSINESS PROPERTIES COMBINED FUND NO. 1
                                       (A GENERAL PARTNERSHIP)

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED SEPTEMBER 30, 1993, 1992 AND 1991
                                                              1993          1992           1991
                                                              ----          ----           ----

OPERATING ACTIVITIES
Net loss                                                $(2,432,000) $ (4,533,000)  $(12,801,000)
Adjustments to reconcile net loss to net cash used by
 operating activities:
 Depreciation and amortization                            1,704,000     2,501,000      3,997,000
 Provision for impairment of value                                -     4,311,000      7,651,000
 Provision for doubtful receivables                           2,000        50,000          1,000
 Minority interest in joint venture's operations           (135,000)   (4,627,000)      (595,000)
 Changes in operating assets and liabilities:
   Accounts receivable                                     (118,000)      128,000       (199,000)
   Inventories and operating supplies                        11,000         6,000         15,000
   Prepaid expenses                                          27,000        14,000         35,000
   Accounts payable, accrued expenses and
    other liabilities                                        60,000       184,000        324,000
                                                        -----------   -----------    -----------
Net cash used by operating activities                      (881,000)   (1,966,000)    (1,572,000)
                                                        -----------   -----------    -----------
INVESTING ACTIVITIES
Property and improvements additions                      (2,372,000)   (1,043,000)      (422,000)
Restricted cash                                             489,000        63,000       (260,000)
Organization costs paid                                           -       (50,000)      (197,000)
                                                        -----------   -----------    -----------
Net cash used by investing activities                    (1,883,000)   (1,030,000)      (879,000)
                                                        -----------   -----------    -----------
FINANCING ACTIVITIES
Capital contributions                                             -        70,000      2,220,000
Liability to affiliate of joint venture partner           1,121,000             -              -
Joint venture partner contributions                       1,700,000       2,600,000         821,000
Distributions                                                     -      (150,000)             -
Financing costs paid                                              -             -            (10,000)
                                                        -----------    ----------    -----------
Net cash provided by financing activities                 2,821,000     2,520,000      3,031,000
                                                        -----------    ----------    -----------
INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                            57,000      (476,000)       580,000
Cash and cash equivalents at beginning of year              245,000       721,000        141,000
                                                        -----------   -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                $   302,000   $   245,000    $   721,000
                                                        ===========   ===========    ===========

                          SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid in cash during the year                    $3,188,000    $3,187,000     $2,921,000
                                                         ==========    ==========     ==========
Organization costs accrued                                       $-            $-        $47,000
                                                                 ==            ==        =======

                MRI BUSINESS PROPERTIES COMBINED FUND NO. 1
                          (A GENERAL PARTNERSHIP)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Organization - MRI Business Properties Combined Fund No. 1 ("Partnership") is a general partnership organized under the laws of the State of California to acquire a majority interest in a joint venture which acquired the Hyatt Regency Ravinia Hotel. In fiscal year 1991 the Partnership effected a change in the joint venture ownership by amending their agreement with the joint venture partner and forming a new joint venture with an entity affiliated with Holiday Inns, Inc. ("Holiday") which effectively has resulted in the Partnership and Holiday each owning an equal 50 percent interest in the new joint venture. In conjunction with the formation of the new joint venture with Holiday, the management agreement with Hyatt Corporation was terminated and a new management contract was signed with Holiday. The hotel is, therefore, now operated as a Holiday Inn Crowne Plaza. The general partners are MRI Business Properties Fund, Ltd. II ("MRI BPF, Ltd. II") and MRI Business Properties Fund, Ltd. III ("MRI BPF, Ltd. III"), both are California limited partnerships which are affiliated through their managing general partners. The Partnership was organized on February 18, 1986 and commenced operations on March 13, 1986.

        Consolidation - The consolidated financial statements include the Partnership and its joint venture in which the Partnership has a 50 percent interest. All significant intercompany transactions and balances have been eliminated.

        New Accounting Pronouncements - In December 1991, the Financial Accounting Standards Board (FASB) issued Statement No. 107, "Disclosure about Fair Value of Financial Instruments". This Statement will not affect the financial position or result of operations of the Partnership but will require additional disclosure on the fair value of certain financial instruments for which it is practicable to estimate fair value.
Disclosures under this statement will be required in the fiscal year 1996 financial statements.

        Cash and Cash Equivalents - The Partnership considers cash investments with a maturity of three months or less at the time of purchase to be cash equivalents.

        Inventories and Operating Supplies - Inventories and operating supplies, including linen, china and glassware, are stated generally at the lower of first-in, first-out cost or market.

        Property and Improvements - Property and improvements are stated at cost. A provision for impairment of value is recorded when a decline in the value of a property is determined to be other than temporary as a result of one or more of the following: (1) a property is offered for sale at a price below its current carrying value, (2) a property has significant balloon payments due within the foreseeable future for which the Partnership does not have the resources to meet, and anticipates it will be unable to obtain replacement financing or debt modification sufficient to allow a continued hold of the property over a reasonable period of time,
(3) a property has been, and is expected to continue, generating significant operating deficits and the Partnership is unable or unwilling to sustain such deficit results of operations, and has been unable to, or anticipates it will be unable to, obtain debt modification, financing or refinancing sufficient to allow a continued hold of the property for a reasonable period of time or, (4) a property's value has declined based on management's expectations with respect to projected future operational cash flows and prevailing economic conditions. An impairment loss is indicated when the undiscounted sum of estimated future cash flows from an asset, including estimated sales proceeds, and assuming a reasonable period of ownership up to 5 years, is less than the carrying amount of the asset.
The impairment loss is measured as the difference between the estimated fair value and the carrying amount of the asset. Impairment losses are limited to the maximum potential economic loss to the Fund. In the absence of the above circumstances, properties and improvements are stated at cost. Acquisition fees are capitalized as a cost of property and improvements.

        Depreciation - Depreciation is computed by the straight-line method over estimated useful lives of 30 years for building and improvements and six years for furnishings. Properties for which a provision for impairment of value has been recorded and are expected to be disposed of within the next year are not depreciated.

        Deferred Financing Costs - Financing costs are deferred and amortized over five to seven years.

        Organization Costs - Organization costs are deferred and amortized over five years.

        Net Loss Allocation - The net loss of the joint venture, in which the Partnership has a 50 percent interest, for the period in fiscal year 1991 prior to the change in joint venture ownership, as described above, were allocated 100 percent to the general partners because the joint venture partner did not contribute its 50 percent share of the required contributions to fund deficit operations at the hotel. With the formation of the joint venture with Holiday, net loss was allocated in accordance with the new venture agreement, approximately 50 percent to each partner, in fiscal year 1991 and 1992. As discussed in Note 7, the performance guarantee was exhausted in July 1993 and accordingly, the 1993 net loss was allocated to reflect each partners' equal share of the year-end deficiency.

        Income Taxes - No provision for Federal and state income taxes has been made in the financial statements because income taxes are the obligation of the partners.

        Reclassification - Certain amounts have been reclassified to conform to the 1993 presentation.

2.      RESTRICTED CASH

        Restricted cash represents monies maintained in an account in accordance with the management and loan agreement on the Holiday Inn Crowne Plaza in order to meet future capital requirements.

3.      RELATED PARTY TRANSACTIONS

        The Partnership has agreements with affiliates of its joint venture partners, which provide for the management and operation of the joint venture property. Fees paid or payable pursuant to these agreements are generally based on a percentage of gross revenues from operations of the property and were $1,014,000, $822,000 and $647,000 in 1993, 1992 and 1991.

        As a result of negotiations in forming the new joint venture and changing management companies, $185,000 of incentive management fees recorded in 1990, will not be paid. The reversal of such fees was recognized in 1991 as revenue. No incentive management fees were recorded in 1991.

4.      PROPERTY AND IMPROVEMENTS

        Hotel property and improvements at September 30, 1993 and 1992 are summarized as follows:


                                                1993          1992
                                                ----          ----

Land                                        $ 9,108,000   $ 9,108,000
Building and improvements                    45,267,000    44,974,000
Furnishings                                  17,837,000    15,758,000
                                            -----------   -----------
Total                                        72,212,000    69,840,000
Accumulated depreciation                    (25,472,000)  (23,878,000)
Allowance for impairment of value           (11,962,000)  (11,962,000)
                                            -----------   -----------
Net property and improvements               $34,778,000   $34,000,000
                                            ===========   ===========


5.      NOTE PAYABLE

        Property and improvements are pledged as collateral for the note payable. The note bears interest at 9.375 percent. The note requires monthly interest only payments and in fiscal year 1991 the Partnership finalized a debt modification agreement with the lender to extend the due date of the balloon payment from August 1991 through June 1995. The modification agreement also provides an option for the extension of the note due date for an additional four year period through June 1999.

6.     PROVISION FOR IMPAIRMENT OF VALUE

       The Provision for Impairment of Value of $7,651,000 recorded in 1991 represents the reduction in the book basis of the Hyatt Regency Ravinia resulting from a change in the joint venture ownership, as discussed in Note 7.

       During fiscal year 1992 the Partnership determined that based upon the continuing deterioration of the economic market in Atlanta, Georgia and projected operational cash flows, the decline in value of the Holiday Inn Crowne Plaza is other than temporary and that recovery of its carrying value is not likely. Accordingly, an additional provision for impairment of value of $4,311,000 was recognized in fiscal year 1992 to reduce the carrying value of the property. Carrying value includes the cost of the property less accumulated depreciation.

7.     CHANGE IN JOINT VENTURE OWNERSHIP

       In August 1991 the Partnership amended their agreement with the existing joint venture partner and formed a new joint venture with an entity affiliated with Holiday Inn, Inc. ("Holiday"). The new joint venture entered into a new management agreement with Holiday. The agreement is for a term of 15 years and provides more stringent management performance standards on Holiday than the agreement with the previous manager. As consideration for a 50 percent interest in the new joint venture, Holiday has agreed to pay for the costs to terminate the Hyatt Management Agreement, the conversion costs associated with the change to a Holiday Inn Crowne Plaza and the coverage of operational losses up to $5,000,000 for up to the first 5 years of the joint venture. As a result of the formation of the new joint venture, which included Combined Fund's surrender of certain priority returns, there has been a reduction, through provision for impairment of value, to the book basis of the property of the Partnership of approximately $7.7 million which was recognized in fiscal year 1991.

       In July 1993, the guarantee was exhausted and the Partnership and Holiday are now jointly responsible for the operational losses. In October 1993 the Partnership and Holiday each contributed $300,000 to fund the operations of the Holiday Inn Crowne Plaza. The Partnership expects to continue to receive funding from its joint venture partners, if necessary.

       In connection with the above transaction, as discussed in Note 5 above, the Partnership has finalized a debt modification agreement with the lender on the $34,000,000 first note.

8.     LIABILITY TO AFFILIATE OF JOINT VENTURE PARTNER

       In fiscal year 1993 a non-interest bearing advance of $1,121,000 was made by Holiday.

                                                                 SCHEDULE X


                MRI BUSINESS PROPERTIES COMBINED FUND NO. 1
                          (A GENERAL PARTNERSHIP)

             CONSOLIDATED STATEMENTS OF OPERATIONS INFORMATION
           FOR THE YEARS ENDED SEPTEMBER 30, 1993, 1992 AND 1991

                 COLUMN A                        COLUMN B
                                               CHARGED TO EXPENSES
                                    ----------------------------------
                   ITEM              1993         1992          1991
                   ----             -----         ----          ----
1. Depreciation                   $1,594,000   $2,390,000   $3,930,000

2. Maintenance and repairs          $947,000   $1,025,000   $1,361,000

3. Advertising                    $1,284,000   $1,495,000   $1,137,000

4. Property taxes                   $421,000     $639,000     $776,000

   As to items omitted, amounts did not exceed one percent of total revenues.


                                                                                         SCHEDULE XI
                               MRI BUSINESS PROPERTIES FUND, LTD. III
                                       (A LIMITED PARTNERSHIP)

                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         SEPTEMBER 30, 1993
  1      2        3        4       5      6       7        8         9      10      11       12



JOINT VENTURE:

Holiday Inn Crowne Plaza<F5><F6> Atlanta, Georgia

      $34,000   $9,108 $58,073  $5,031      $-  $9,108   $63,104  $72,212  $25,472  1986   3/13/86
      =======   ====== =======  ======      ==  ======   =======  =======  =======
/TABLE

1.      COLUMN A - Description

2.      COLUMN B - Encumbrances<F5>

3.      COLUMN C - Initial cost to Partnership - Land

4.      COLUMN C - Initial cost to Partnership - Buildings and
        Improvements

5.      COLUMN D - Cost Capitalized Subsequent to Acquisition -
        Improvements

6.      COLUMN D - Cost Capitalized Subsequent to Acquisition -  Carrying
        Costs

7.      COLUMN E - Gross Amount at Which Carried at Close of Period<F1> -
        Land

8. COLUMN E - Gross Amount at Which Carried at Close of Period<F1> - Buildings and Improvements

9.      COLUMN E - Gross Amount at Which Carried at Close of Period<F1> -
        Total<F2>

10.     COLUMN F - Accumulated Depreciation <F3><F4>

11.     COLUMN G - Year of Construction

12.     COLUMN H - Date of Acquisition

NOTES:

<F1>The aggregate cost for Federal income tax purposes is $36,398,000.

<F2>Balance, October 1, 1990                               $68,375,000
   Improvements capitalized subsequent
    to acquisition                                             422,000
                                                           -----------
   Balance, September 30, 1991                              68,797,000
   Improvements capitalized subsequent
    to acquisition                                           1,043,000
                                                           -----------
   Balance, September 30, 1992                              69,840,000
   Improvements capitalized subsequent
    to acquisition                                           2,372,000
                                                           -----------
   Balance, September 30, 1993                             $72,212,000
                                                           ===========
<F3>Balance, October 1, 1990                               $17,558,000
   Additions charged to expense                              3,930,000
                                                           -----------
   Balance, September 30, 1991                              21,488,000
   Additions charged to expense                              2,390,000
                                                           -----------
   Balance, September 30, 1992                              23,878,000
   Additions charged to expense                              1,594,000
                                                           -----------
   Balance, September 30, 1993                             $25,472,000
                                                           ===========
<F4>Depreciation is computed on lives ranging from six to 30 years.

<F5>Formerly Hyatt Regency Ravinia Hotel.

<F6>Excludes the effect of the provisions for impairment of value of
$4,311,000 and $7,651,000 recognized in fiscal years 1992 and 1991, respectively (See Notes 6 and 7 to the consolidated financial statements).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

                                 PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The Partnership has no directors or executive officers. The following are the names and additional information relating to the directors and executive officers of NPI Equity II, Inc. On December 6, 1993, NPI Equity II became managing partner of FRI, thereby obtaining management and control of the General Partner. By virtue of their positions with NPI Equity II, the listed individuals control the business affairs of the Partnership. FRI and its affiliates serve directly or indirectly as general partner of 24 publicly-held partnerships.

        MICHAEL L. ASHNER (41) has been President and a Director of NPI since 1984, President and a Director of NPI Equity II since 1993 and President and a Director of FCMC since December 6, 1993. Since 1991, Mr. Ashner has also served as a Director and President of NPI Equity Investors, Inc. ("NPI Equity I"), an affiliate of NPI Equity II, which serves as the general partner of the seven publicly-held NPI real estate limited partnerships. In addition, since 1981 Mr. Ashner has been President and sole shareholder of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships. He received his A.B. degree cum laude from Cornell University and received a J.D. degree magna cum laude from the University of Miami School of Law, where he was an editor of the law review. Mr. Ashner is a member of the New Jersey, New York and Florida bar associations and is a member of the Executive Council of the Board of Directors of the Multi Housing Council.

        MARTIN LIFTON (61) has been the Chairman and a Director of NPI since 1991 and NPI Equity II since 1993 and the Chairman and a Director of FCMC since December 6, 1993. In addition, since 1991, Mr. Lifton has served as the Chairman and a Director of NPI Equity I. Mr. Lifton is also Chairman and President of Lifton Company, a real estate investment firm. Since entering the real estate business 35 years ago, Mr. Lifton has engaged in a wide range of real estate activities, including the purchase and construction of apartment complexes in the New York metropolitan area and in the southeastern and midwestern United States. Mr. Lifton was also one of the founders of the Bank of Great Neck of which he is Chairman and a major stockholder. Mr. Lifton received his B.S. degree from the New York University School of Commerce where he majored in real estate.

        ARTHUR N. QUELER (47) was a co-founder of NPI, of which he has been Executive Vice President and a Director since 1984. Mr. Queler has also been Executive Vice President and a Director of NPI Equity II since 1993 and of FCMC since December 6, 1993. Since 1991, Mr. Queler has been Executive Vice President and a Director of NPI Equity I. In addition, since 1983 Mr. Queler has been President of ANQ Securities, Inc., a NASD registered broker-dealer firm which has been responsible for supervision of licensed brokers and coordination with a nationwide broker-dealer network for the marketing of NPI investment programs. Prior to 1983, Mr. Queler was a managing general partner of Berg Harquel Associates, a real estate syndication firm, in which capacity he was involved in the acquisition, syndication and management of 23 properties. Mr. Queler is a certified public accountant. He received B.B.A. and M.B.A. degrees from the City College of New York.

        Messrs. Ashner, Lifton and Queler currently are the beneficial owners of all of the outstanding stock of NPI.

ITEM 11.   EXECUTIVE COMPENSATION.

        The Partnership does not pay or employ any directors or officers. Compensation to the general partners of FRI, the general partner of the Partnership's managing general partner, is not related to the results of the Partnership.

        The Partnership has not established any plans pursuant to which plan or non-plan compensation has been paid or distributed during the last fiscal year or is proposed to be paid or distributed in the future, nor has the Partnership issued or established any options or rights relating to the acquisition of its securities or any plans relating to such options or rights. However, the Partnership's general partner has received and is expected to receive certain allocations, distributions and other amounts pursuant to the Partnership's limited partnership agreement. In addition, included in the amounts paid by the Partnership to MRS for the quarter ended December 31, 1992 for certain asset management services provided to the Partnership was an allocation for a portion of the compensation (including employee benefit plan contributions) of personnel rendering services required under the services agreement with MRS. (See Item 13 below).

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        There is no person known to the Partnership who owns beneficially or of record more than five percent of the voting securities of the Partnership. Other than the purchase of 100 Limited Partnership Units for $100,000 by FRI, neither the Partnership's general partners nor affiliates of the Partnership's general partners have contributed capital to the Partnership. With respect to the ownership of 100 Limited Partnership Units, FRI has the same rights and entitlements as all other limited partners.

        The Registrant is a limited partnership and has no officers or directors. The managing general partner has discretionary control over most of the decisions made by or for the Partnership in accordance with the terms of the Partnership Agreement. The partners and officers of the Partnership's general partners and its affiliates, as a group, own less than one percent of the Partnership's voting securities.

        There are no arrangements known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        None; except that for the quarter ended December 31, 1992, the Partnership paid fees to MRS for services provided as a result of an assignment of such fees by the Partnership's general partner. See the Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933 which is incorporated by reference herein and Note 2 to the Financial Statements in Item 8. Similar fees were received in 1992 by MRS from other real estate syndications sponsored directly or indirectly by FCMC or FRI. Such fees were assigned pursuant to a services agreement among MRS, the Partnership's general partner, FCMC or FRI and the general partners of such other syndications whereby certain asset and property management and other services were provided by MRS to the Partnership and such other syndications. W. Patrick McDowell, a former officer and former director of FCMC and a former partner (and since December 1993, a limited partner of a partner) of FRI, and Robert A. Fiddaman, a former partner (and since December 1993, a limited partner of a partner) of FRI, were directors and officers of the corporate general partner of MRS from March 1988 to December 1992 and from March 1988 to June 1990 held an indirect ownership interest in MRS.

        In December 1992, the services agreement with MRS was terminated by the parties and as of January 1993 the Partnership, FCMC, FRI and other real estate funds sponsored by FCMC and FRI entered into a new services agreement with MMI, a successor through merger of MRS. Under this new services agreement, MMI provides certain asset management services directly to the Partnership. No directors or officers of FCMC or partners of FRI are directors or officers of MMI, which is a wholly owned subsidiary of Metropolitan Life Insurance Company. No out-of-pocket expense reimbursements for portfolio management services or fees for property management services to the Partnership were made in fiscal year 1993 after December 31, 1992 by the Partnership to the general partner or its affiliates. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, the Partnership's general partner will assume responsibility for cash management of the Partnership as of December 23, 1993 and for investor relations services as of April 1, 1994.

        See "Item 1. Business." for information relating to the acquisition by NPI Equity II of management and control of the Partnership.

                                  PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM
8-K.

(a) 1. and 2. See Item 8 of this Form 10-K for Consolidated Financial Statements of the Partnership, Notes thereto, and Financial Statement Schedules. (A table of contents to Consolidated Financial Statements and Financial Statement Schedules is included in Item 8 and incorporated herein by reference.)
        See Item 8 of this Form 10-K for MRI Business Properties Combined Fund No. 1, Notes thereto, and Financial Statement Schedules. (A table of contents to Consolidated Financial Statements and F
        Financial Statement Schedules is included in Item 8 and incorporated herein by reference.)
(b) No Reports on Form 8-K were required to be filed during the last quarter of the period covered by this Report.
(c)     List of Exhibits (numbered in accordance with Item 601 of
Regulation S-K):
        3. Partnership Agreement included in Prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 and incorporated herein by reference.
                     SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               REGISTRANT

                               MRI BUSINESS PROPERTIES FUND, LTD. III

                               By:   Montgomery Realty Company-85,
                                  its Managing General Partner

                                  By:Fox Realty Investors,*
                                     the managing general partner of
                                     the Managing General Partner

                                     By:NPI Equity Investments II, Inc.
                                        ("NPI")
                                        managing partner

                                        By:/s/ Michael L. Ashner
                                           -----------------------
                                           Michael L. Ashner
                                           President

                                        Date:  December 17, 1993

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



By:     /s/ Michael L. Ashner        By:/s/ Arthur N. Queler
        -------------------------       -------------------------
        Michael L. Ashner               Arthur N. Queler
        President and Director          Executive Vice President
        NPI                             (Principal Financial and
Accounting Officer)
                                        and Director
                                        NPI


By:     /s/ Martin Lifton
        -------------------------
        Martin Lifton
        Chairman and Director
        NPI


Date:  December 17, 1993             * d/b/a Fox Hotel Investors
SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               REGISTRANT

                               MRI BUSINESS PROPERTIES FUND, LTD. III

                               By:   Montgomery Realty Company-85,
                                  its Managing General Partner

                                  By:Fox Realty Investors,*
                                     the managing general partner of
                                     the Managing General Partner

                                     By:NPI Equity Investments II, Inc.
                                        ("NPI")
                                        managing partner

                                        By:
                                           -----------------------
                                           Michael L. Ashner
                                           President

                                        Date:  December 17, 1993

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



By:                                  By:
        -------------------------       -------------------------
        Michael L. Ashner               Arthur N. Queler
        President and Director          Executive Vice President
        NPI                             (Principal Financial and
                                        Accounting Officer)
                                        and Director
                                        NPI


By:
        -------------------------
        Martin Lifton
        Chairman and Director
        NPI


Date:  December 17, 1993             * d/b/a Fox Hotel Investors