Form 10-Q
period 1994-03-31
MRI BUSINESS PROPERTIES FUND LTD III
filed 1994-05-20
CIK 769635

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                   FORM 10-Q
(Mark One)

X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1994

                                      OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                       Commission file number   0-15348

                    MRI Business Properties Fund, Ltd. III
            (Exact name of Registrant as specified in its charter)

         California                                   94-2969782
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

         5665 Northside Drive N.W., Ste. 370, Atlanta, Georgia  30328
      (Address of principal executive office)                 (Zip Code)

       Registrant's telephone number, including area code (404) 916-9090

                                      N/A
  Former name, former address and fiscal year, if changed since last report.

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No ____

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ____   No _____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date __________________.


                                   1 of 16



      MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - MARCH 31, 1994

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
                                                   March 31,      September 30,
                                                     1994             1993
                                                  (Unaudited)       (Audited)

Assets

Cash and cash equivalents                         $ 10,298,000    $  5,088,000
Cash investments                                             -       3,467,000
Accounts and interest receivable - net                 771,000       1,814,000
Inventories and operating supplies                      36,000         533,000
Prepaid expenses and other assets                      176,000         434,000

Real Estate:
   Real estate                                      47,956,000     110,924,000
   Accumulated depreciation                        (14,630,000)    (30,459,000)
   Allowance for impairment of value                         -     (14,348,000)
                                                  ------------    ------------
Net real estate                                     33,326,000      66,117,000

Deferred financing costs - net                          97,000         158,000
                                                  ------------    ------------
  Total assets                                    $ 44,704,000    $ 77,611,000
                                                  ------------    ------------
                                                  ------------    ------------

Liabilities and Partners' Equity (Deficiency)

Accounts payable                                  $    972,000    $  1,466,000
Accrued interest                                       123,000         966,000
Accrued property taxes                                 211,000       1,779,000
Payable to affiliate of joint venture partner                -       1,581,000
Due to unconsolidated joint venture                    149,000         147,000
Other liabilities                                      578,000       1,467,000
Note payable to affiliate of joint venture partner           -       2,500,000
Notes payable                                       22,946,000      51,799,000
                                                  ------------    ------------
  Total liabilities                                 24,979,000      61,705,000
                                                  ------------    ------------
Minority interest in joint ventures                          -        (444,000)
                                                  ------------    ------------
Partners' equity (deficiency):


General partners                                    (1,947,000)     (2,014,000)
Limited partners (109,027 units outstanding at
  March 31, 1994 and September 30, 1993)            21,672,000      18,364,000
                                                  ------------    ------------
  Total partners' equity                            19,725,000      16,350,000
                                                  ------------    ------------
  Total liabilities and partners' equity          $ 44,704,000    $ 77,611,000
                                                  ------------    ------------
                                                  ------------    ------------

                See notes to consolidated financial statements.

                                    2 of 16



      MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - MARCH 31, 1994

Consolidated Statements of Operations (Unaudited)

                                                    For the Six Months Ended
                                                 March 31, 1994   March 31, 1993

Revenues:

  Room revenue                                     $ 12,945,000    $ 12,510,000
  Food and beverage revenue                           2,593,000       2,998,000
  Other operating revenues                              955,000         957,000
  Interest and other income                             130,000          86,000
  Gain on sale of joint venture interests             1,467,000               -
                                                   ------------     -----------
    Total revenues                                   18,090,000      16,551,000
                                                   ------------     -----------
Expenses:

  Room expenses                                       3,098,000       3,332,000
  Food and beverage expenses                          2,331,000       2,876,000
  Other operating expenses                            6,653,000       7,643,000
  Depreciation                                          878,000       1,696,000
  Interest                                              942,000       2,539,000
  Equity in unconsolidated joint venture's operations   152,000         622,000
  General and administrative                            257,000         198,000
                                                   ------------     -----------
    Total expenses                                   14,311,000      18,906,000
                                                   ------------     -----------
Income (loss) before minority interest in joint
  ventures' operations                                3,779,000      (2,355,000)

Minority interest in joint ventures' operations        (404,000)        401,000
                                                   ------------     -----------
Net income (loss)                                  $  3,375,000     $(1,954,000)
                                                   ------------     -----------
                                                   ------------     -----------
Net income (loss) per limited partnership

  assignee unit                                    $         30     $       (18)
                                                   ------------     -----------
                                                   ------------     -----------

                See notes to consolidated financial statements.

                                    3 of 16



      MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - MARCH 31, 1994


Consolidated Statements of Operations (Unaudited)

                                                   For the Three Months Ended
                                                March 31, 1994  March 31, 1993

Revenues:

  Room revenue                                     $ 6,016,000   $ 6,404,000
  Food and beverage revenue                            816,000     1,117,000
  Other operating revenues                             418,000       470,000
  Interest and other income                             76,000        42,000
  Gain on sale of joint venture interests            1,467,000             -
                                                   -----------   -----------
    Total revenues                                   8,793,000     8,033,000
                                                   -----------   -----------
Expenses:

  Room expenses                                      1,406,000     1,626,000
  Food and beverage expenses                           832,000     1,222,000
  Other operating expenses                           3,189,000     3,838,000
  Depreciation                                         492,000       741,000
  Interest                                             435,000     1,270,000
  Equity in unconsolidated joint
    venture's operations                                46,000       246,000
  General and administrative                           132,000       105,000
                                                   -----------   -----------
    Total expenses                                   6,532,000     9,048,000
                                                   -----------   -----------
Income (loss) before minority interest in joint
  ventures' operations                               2,261,000    (1,015,000)

Minority interest in joint ventures' operations         41,000       372,000
                                                   -----------   -----------
Net income (loss)                                  $ 2,302,000   $  (643,000)
                                                   -----------   -----------
                                                   -----------   -----------
Net income (loss) per limited partnership
   unit assignee                                   $        21   $        (6)
                                                   -----------   -----------
                                                   -----------   -----------


                See notes to consolidated financial statements.

                                    4 of 16




  MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - MARCH 31, 1994


Consolidated Statements of Partners' Equity (Deficiency) (Unaudited) For the Six Months Ended March 31, 1994

                                  General         Limited
                                  Partners        Partners        Total

Balance - October 1, 1993     $ (2,014,000)   $ 18,364,000    $ 16,350,000

  Net income                        67,000       3,308,000       3,375,000
                              ------------    ------------    ------------
Balance - March 31, 1994      $ (1,947,000)   $ 21,672,000    $ 19,725,000
                              ------------    ------------    ------------
                              ------------    ------------    ------------

                See notes to consolidated financial statements.

                                    5 of 16




      MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - MARCH 31, 1994

Consolidated Statements of Cash Flows (Unaudited)

                                                     For the Six Months Ended
                                                  March 31, 1994  March 31, 1993

Operating Activities:

Net income (loss)                                  $  3,375,000    $(1,954,000)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Depreciation and amortization                         939,000      1,717,000
  Minority interest in joint ventures' operations       404,000       (401,000)
  Gain on sale of joint venture interests            (1,467,000)             -
  Equity in unconsolidated joint venture's
    operations                                          152,000        622,000
Changes in operating assets and liabilities:
  Accounts and interest receivable                    1,043,000        (81,000)
  Inventories and operating supplies                    497,000         27,000
  Prepaid expenses and other assets                     258,000         75,000
  Accounts payable, accrued expenses and
    other liabilities                                (3,794,000)     1,116,000

                                                   ------------    -----------
Net cash provided by operating activities             1,407,000      1,121,000
                                                   ------------    -----------
Investing Activities:

Net proceeds from sale of joint venture interests    34,332,000              -
Properties and improvements additions                  (912,000)      (932,000)
Unconsolidated joint venture contributions             (150,000)             -
Proceeds from cash investments                        5,842,000      1,486,000
Purchase of cash investments                         (2,375,000)    (1,983,000)
                                                   ------------    -----------
Net cash provided by (used in) investing
  activities                                         36,737,000     (1,429,000)
                                                   ------------    -----------
Financing Activities:

Satisfaction of payables to affiliate of
   joint venture partner                             (4,081,000)             -
Satisfaction of notes payable                       (28,731,000)             -
Notes payable principal payments                       (122,000)        (9,000)
                                                   ------------    -----------
Net cash (used in) financing activities             (32,934,000)        (9,000)
                                                   ------------    -----------
Increase (Decrease) in Cash and Cash Equivalents      5,210,000       (317,000)

Cash and Cash Equivalents at Beginning of Period      5,088,000      5,223,000
                                                   ------------    -----------
Cash and Cash Equivalents at End of Period         $ 10,298,000   $  4,906,000
                                                   ------------    -----------
                                                   ------------    -----------
Supplemental Disclosure of Cash Flow Information:
  Interest paid in cash during the period          $    875,000   $  1,755,000
                                                   ------------    -----------
                                                   ------------    -----------

                See notes to consolidated financial statements.

                                    6 of 16



      MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - MARCH 31, 1994

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  General

The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended September 30, 1993. Certain balance sheet accounts have been reclassified in order to conform to the current period.

The financial information contained herein is unaudited.  However, in the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature.

The results of operations for the six and three months ended March 31, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

2.  Transactions with Related Parties

NPI Equity Investments II, Inc. received reimbursement of administrative expenses amounting to $21,000 during the period ended March 31, 1994. These reimbursements are primarily included in general and administrative expenses.

3.  Gain on Sale of Joint Venture Interests

On March 7, 1994 the Partnership sold its 60 percent interest in the Park Hyatt Water Tower Associates Joint Venture, which owned the Park Hyatt Hotel, located in Chicago, Illinois. The sales price of $5,831,000 is comprised of the following: (1) the assumption of the purchase money note payable in the amount of $2,500,000, (2) accrued and unpaid interest of $1,581,000 assumed by the buyer, and (3) cash of $1,750,000. The sale resulted in a gain of approximately $543,000. The Partnership had recorded a provision for impairment of value of $6,985,000 during fiscal year 1992.

On March 15, 1994 the Partnership sold its 65 percent interest in the Washington Park Hotel Associates Joint Venture, which owned the Radisson Park Terrace Hotel, located in Washington, D.C. for $1,455,000 in cash. The sale resulted in a gain of approximately $924,000. The Partnership had recorded a provision for impairment of value of $7,363,000, of which $2,755,000 was recognized in fiscal year 1990 and the remaining $4,608,000 was recognized in fiscal year 1992.

                                    7 of 16



      MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - MARCH 31, 1994

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  Investment in Unconsolidated Joint Venture

The following are the condensed balance sheets as of March 31, 1994 and September 30, 1993 and condensed statements of operations for the six and the three months ended March 31, 1994 and 1993 of the unconsolidated joint venture:


                  MRI BUSINESS PROPERTIES COMBINED FUND NO. 1

                           CONDENSED BALANCE SHEETS

                                                    March 31,     September 30,
                                                      1994           1993

                                                   (Unaudited)     (Audited)

Assets

Cash and cash equivalents                          $    798,000   $    302,000
Restricted cash                                       1,036,000        739,000
Accounts receivable                                   1,318,000      1,132,000
Net property and improvements                        34,139,000     34,778,000
Deferred financing costs                                 14,000         45,000
Other assets                                            256,000        257,000
                                                   ------------   ------------
  Total assets                                     $ 37,561,000   $ 37,253,000
                                                   ------------   ------------
                                                   ------------   ------------
Liabilities and partners' equity

Accounts payable and accrued liabilities           $  4,169,000   $  3,854,000
Note payable                                         34,000,000     34,000,000
                                                   ------------   ------------
  Total liabilities                                  38,169,000     37,854,000
                                                   ------------   ------------
Minority interest in joint venture                     (311,000)      (308,000)
                                                   ------------   ------------
Partners' equity:
  MRI BPF, Ltd. II                                     (148,000)      (146,000)
  MRI BPF, Ltd. III                                    (149,000)      (147,000)
                                                   ------------   ------------
  Total liabilities and partners' equity           $ 37,561,000   $ 37,253,000
                                                   ------------   ------------
                                                   ------------   ------------

                                    8 of 16




      MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - MARCH 31, 1994

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  Investment in Unconsolidated Joint Venture (Continued)

                  MRI BUSINESS PROPERTIES COMBINED FUND NO. 1

                CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     For the Six Months Ended
                                                 March 31, 1994  March 31, 1993

Revenues                                           $ 10,152,000   $  8,974,000

Expenses                                             10,759,000     10,218,000
                                                   ------------   ------------

Loss before minority interest in joint
   venture operations                                  (607,000)    (1,244,000)

Minority interest in joint venture operations           303,000              -
                                                   ------------   ------------
Net loss                                           $   (304,000)  $ (1,244,000)
                                                   ------------   ------------
                                                   ------------   ------------
Allocation of net loss:
  MRI BPF, Ltd. II                                 $   (152,000)  $   (622,000)
  MRI BPF, Ltd. III                                    (152,000)      (622,000)
                                                   ------------   ------------
  Net loss                                         $   (304,000)  $ (1,244,000)
                                                   ------------   ------------
                                                   ------------   ------------

                                                   For the Three Months Ended
                                                 March 31, 1994  March 31, 1993

Revenues                                           $  5,024,000   $  4,580,000

Expenses                                              5,210,000      5,071,000
                                                   ------------   ------------
Loss before minority interest in joint
   venture operations                                  (186,000)      (491,000)

Minority interest in joint venture operations            95,000              -
                                                   ------------   ------------
Net loss                                           $    (91,000)  $   (491,000)
                                                   ------------   ------------
                                                   ------------   ------------
Allocation of net loss:
  MRI BPF, Ltd. II                                 $    (45,000)  $   (245,000)
  MRI BPF, Ltd. III                                     (46,000)      (246,000)
                                                   ------------   ------------
  Net loss                                         $    (91,000)      (491,000)
                                                   ------------   ------------
                                                   ------------   ------------

                                    9 of 16



      MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - MARCH 31, 1994

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


This item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.

Fund Liquidity and Capital Resources


All of the Fund's properties are hotels. The Fund receives hotel operating revenues and is responsible for operating expenses, capital improvements and debt service payments under mortgage obligations. The Fund uses working capital reserves provided from any undistributed cash flow from operations and sales proceeds as its primary source of liquidity. During the first half of fiscal year 1994, all of the Fund's hotels generated positive cash flow. To preserve working capital reserves required for necessary capital improvements to properties and provide resources for debt restructuring, cash distributions remained suspended during the first half of fiscal year 1994. The Managing General Partner will evaluate future cash distributions based on the capital needs of the Fund.

The level of liquidity based upon cash and cash equivalents experienced a $5,210,000 increase at March 31, 1994, as compared to September 30, 1993. The Fund's $36,737,000 from investing activities and $1,407,000 from operating activities was only partially offset by $32,934,000 from financing activities. Net cash provided by operating activities increased during the first half of fiscal 1994, as compared to 1993, due to the disposition of the Fund's interest in the Park Hyatt Water Tower Associates Joint Venture and the Washington Park Hotel Associates Joint Venture. Cash provided by investing activities consisted of $34,332,000 of net proceeds from the sale of the Fund's joint venture interests and $3,467,000 of cash from the liquidation of the Fund's investments. These funds were used for $912,000 of capital improvements at the properties and to provide $150,000 of funds to the Holiday Inn Crowne Plaza for continuing property improvements. Financing activities consisted of $122,000 of note payable principal payments, $4,081,000 in satisfaction of payables to an affiliate of the joint venture partner and $28,731,000 in satisfaction of notes payable. Mortgage principal payments increased due to the Fund's Residence Inn, Orlando property loan, which started principal amortization during November 1993. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

Working capital reserves are being invested in money market accounts or repurchase agreements secured by United States Treasury obligations. It is the opinion of the Managing General Partner that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund essential capital improvements and debt service payments in 1994 and the foreseeable future. Balloon payments on mortgages encumbering the Fund's properties are due from October 1996 to October 1997. Management is confident that there will be sufficient cash flow generated by the remaining properties to continue operations, in the event that any of the properties are lost through foreclosure. The Managing General Partner believes that each property generates sufficient cash flow to allow all mortgages to be refinanced in an orderly fashion.

                                   10 of 16




      MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - MARCH 31, 1994

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Fund Liquidity and Capital Resources (Continued)

At this time, it appears that the investment objective of capital growth will not be attained and that a significant portion of invested capital will not be returned to investors. The extent to which invested capital is returned to investors is dependent upon the performance of the Fund's remaining properties and the markets in which such properties are located and on the sales price of the remaining properties. In this regard, it is anticipated at this time that some of the remaining properties will be held longer than originally expected.

Real Estate Market

The income and expenses of operating the properties owned by the Fund are subject to factors outside of the Fund's control, such as over-supply of similar properties resulting from over-building, increases in unemployment or population shifts or changes in patterns or needs of users. Expenses, such as local real estate taxes and miscellaneous expenses, are subject to change and cannot always be reflected in room rate increases due to market conditions. In addition, there are risks inherent in owning and operating lodging facilities because such properties are management and labor intensive and especially susceptible to the impact of economic and other conditions outside the control of the Fund.

There have been, and it is possible there may be other Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Fund is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties still owned by the Fund.

Results of Operations

Six Months Ended March 31, 1994 vs. March 31, 1993

Operating results, before the minority interest in joint venture operations, improved by $6,134,000 for the six months ended March 31, 1994, as compared to 1993, due to an increase in revenues of $1,539,000 and a decrease in expenses of $4,595,000. Operating results improved primarily due to the sale of the Fund's joint venture interests. With respect to the remaining properties, operating results improved by $1,297,000 for the six months ended March 31, 1994, as compared to 1993, due to a $575,000 increase in revenues and a $722,000 decrease in expenses.

Revenues increased by $1,539,000 for the six months ended March 31, 1994, primarily due to the gain on the sale of the Fund's joint venture interests. With respect to the remaining properties, revenue increased by $575,000 due to increases in room revenue of $495,000, other operating revenue of $31,000 and interest and other income of $49,000.

                                   11 of 16



      MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - MARCH 31, 1994


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

Six Months Ended March 31, 1994 vs. March 31, 1993 (Continued)

Room revenue increased at all of the Fund's remaining properties. The largest increases were at the Embassy Suites and the Residence Inn - Sacramento properties, primarily due to increased occupancy coupled with a slight increase in average daily room rate at the Fund's Embassy Suites property. The Fund's Residence Inn - Orlando had a slight increase in room revenue due to the increase in average daily room rate, which was only partially offset by the decline in occupancy. Other operating revenue increased primarily due to increased telephone revenue at the Fund's Residence Inn - Orlando property. Interest income increased due to an increase in average working capital reserves available for investment.

Expenses decreased by $4,595,000 for the six months ended March 31, 1994, as compared to 1993, primarily due to the sale of the Fund's joint venture interests. With respect to the remaining properties, expenses decreased by $722,000. The increase in room expenses of $82,000, general and administrative of $59,000 and other operating expenses of $167,000 were more that offset by decreases in depreciation of $314,000, interest of $246,000, and equity in unconsolidated joint venture operations of $470,000.

Room expenses increased primarily at the Fund's Embassy Suites and Residence Inn
- - - Sacramento properties, which was attributable to increased room occupancy at the hotels. General and administrative expenses increased primarily due to costs associated with the management transition. Other operating expenses increased slightly primarily at the Fund's Embassy Suites and Residence Inn - Sacramento properties. Depreciation decreased due to a portion of the Fund's assets becoming fully depreciated during the prior year coupled with an over estimate of expense for the first quarter of fiscal 1993. Interest expense decreased primarily due to the reduction in the interest rate on the loan encumbering the Fund's Residence Inn - Orlando property from 10% to 6.5%. The loss from the Fund's unconsolidated joint venture (Holiday Inn Crowne Plaza) decreased due to improved operations at the hotel.

Three Months Ended March 31, 1994 vs. March 31, 1993

Operating results, before the minority interest in joint venture operations, improved by $3,276,000 for the three months ended March 31, 1994, as compared to 1993, due to an increase in revenues of $760,000 and a decrease in expenses of $2,516,000. Operating results improved primarily due to the sale of the Fund's joint venture interests. With respect to the remaining properties, operating results increased by approximately $772,000 for the three months ended March 31, 1994, as compared to 1993, due to a $622,000 increase in revenues and a $150,000 decrease in expenses.

Revenues increased by $760,000 for the three months ended March 31, 1994, due to the gain on the sale of the Fund's joint venture interests. With respect to the remaining properties, revenues increased by approximately $622,000 due to increases in room revenue of $562,000, other operating revenue of $20,000 and interest and other income of $40,000.


                                   12 of 16



      MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - MARCH 31, 1994

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

Three Months Ended March 31, 1994 vs. March 31, 1993 (Continued)

Room revenue increased at all of the Fund's remaining properties. The largest increases were at the Embassy Suites and the Residence Inn - Sacramento properties primarily due to increased occupancy coupled with a slight increase in average daily room rate at the Fund's Embassy Suites property. Other operating revenue increased primarily due to increased telephone revenue at the Fund's Residence Inn - Orlando property. Interest income increased due to an increase in average working capital reserves available for investment.

Expenses decreased by $2,516,000 for the three months ended March 31, 1994, as compared to 1993, primarily due to the sale of the Fund's joint venture interests. With respect to the remaining properties, expenses decreased by approximately $150,000. The increases in room expenses of $85,000, general and administrative expenses of $27,000 and other operating expenses of $197,000 were more than offset by decreases in depreciation of $54,000, interest of $205,000 and equity in unconsolidated joint ventures operations of $200,000.

Room expenses increased primarily at the Fund's Embassy Suites and Residence Inn
- - - Sacramento, which was attributable to the increased room occupancy at the hotels. General and administrative expenses increased primarily due to costs associated with the management transition. Other operating expenses increased primarily at the Fund's Embassy Suites and Residence Inn - Sacramento properties. Depreciation decreased due to a portion of the Fund's assets becoming fully depreciated in the prior years. Interest expense decreased primarily due to the reduction in the interest rate on the loan encumbering the Fund's Residence Inn - Orlando property from 10% to 6.5%. The loss from the Fund's unconsolidated joint venture (Holiday Inn Crowne Plaza) decreased due to improved operations at the hotel.

Unconsolidated Joint Venture Operations
(MRI BPF Combined Fund No. 1)

Operating results, prior to minority interests, improved by $637,000 for the first half of fiscal 1994 as revenues increased by $1,178,000 and expenses increased by $541,000. The large increase in revenue is attributable to both higher occupancy and higher average room rates.

In addition, under the terms of the joint venture agreement, the loss from the Holiday Inn Crowne Plaza was allocated in different proportions during the first half of fiscal 1994, as compared to 1993. This, combined with improved operations, resulted in a smaller loss being allocated to the Fund.

                                   13 of 16




      MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - MARCH 31, 1994

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

Properties

A description of the hotel properties in which the Fund has an ownership interest, together with occupancy and room rate data, follows:

                    MRI BUSINESS PROPERTIES FUND, LTD. III

                        OCCUPANCY AND ROOM RATE SUMMARY

                                                        Average                    Average
                                                      Occupancy Rate (%)         Daily Room Rate ($)
                                                  -----------------------   ---------------------------
                                                  Six Months Three Months   Six Months     Three Months
                                           Date     Ended      Ended          Ended           Ended
                                            of    March 31,   March 31,     March 31,        March 31,
Name and Location                 Rooms  Purchase 1994  1993  1994  1993   1994    1993     1994     1993
- - -----------------                 -----  -------- ----  ----  ----  ----   ----    ----     ----     ----
Holiday Inn Crowne
   Plaza (1)
   Atlanta, Georgia                492    03/86    72    63    76    70     89.78   82.72    92.03    84.63

Embassy Suites - Tempe
   Tempe, Arizona                  224    12/86    85    80    90    87     88.06   85.50    96.77    92.34

Residence Inn - Orlando
   Orlando, Florida                176    09/87    71    72    84    87     84.16   77.22    89.41    77.53

Residence Inn - Sacramento,
   California                      176    09/87    83    75    87    76     77.53   76.55    77.59    77.46

Radisson Park Terrace Hotel (2)
   Washington, D.C.                219    09/86    72    66    69    70     87.52   87.61    88.53    89.42

Park Hyatt Hotel (3)
   Chicago, Illinois               255    12/86    63    55    53    47    149.37   147.44   141.24   140.28



(1) The Fund and an affiliated partnership, MRI Business Properties Fund, Ltd. II, own the hotel through a joint venture which has a 50 percent interest in this property.


(2) The Fund sold its 65% interest in this property on March 15, 1994.

(3) The Fund sold its 60% interest in this property on March 7, 1994.

                                   14 of 16



      MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - MARCH 31, 1994

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

The following reports on Form 8-K were required to be filed during the quarter covered by this report:

                               Item
         Date of              numbers
         report               reported          Description
      -------------           --------       ----------------------
      March 7, 1994             2,7          Disposition of Assets.

      March 15, 1994            2,7          Disposition of Assets.

                                   15 of 16



      MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - MARCH 31, 1994

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MRI BUSINESS PROPERTIES FUND, LTD. III

                              By: MONTGOMERY REALTY COMPANY 85,
                                  A California General Partnership,
                                  its managing general partner

                              By: FOX REALTY INVESTORS,
                                  A California General Partnership,
                                  its managing general partner

                              By: NPI Equity Investments II, Inc.,
                                  A Florida Corporation,
                                  its managing partner


                              -----------------------------------

                              ARTHUR N. QUELER
                              Executive Vice President (Principal
                              Financial and Accounting Officer)
                              and Director NPI

                                   16 of 16