Form 10-Q
period 1994-06-30
MRI BUSINESS PROPERTIES FUND LTD III
filed 1994-08-12
CIK 769635

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1994

OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X     No_____

   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
     PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes _____ No _____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date __________________.



                                   1 of 16
      MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - JUNE 30, 1994

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Consolidated Balance Sheets
                                                   June 30,        September 30,
                                                   1994            1993
                                                   (Unaudited)     (Audited)

Assets

Cash and cash equivalents                         $   3,471,000   $   5,088,000
Cash investments                                            -         3,467,000
Accounts and interest receivable, net                   568,000       1,814,000
Inventories and operating supplies                       36,000         533,000
Prepaid expenses and other assets                       158,000         434,000

Real Estate:
   Real estate                                       48,099,000     110,924,000
   Accumulated depreciation                         (15,006,000)    (30,459,000)
   Allowance for impairment of value                        -       (14,348,000)
                                                  -------------   -------------

Real estate, net                                     33,093,000      66,117,000

Deferred financing costs, net                            90,000         158,000
                                                  -------------   -------------

  Total assets                                    $  37,416,000   $  77,611,000
                                                  =============   =============

Liabilities and Partners' Equity

Accounts payable                                  $     194,000   $   1,466,000
Accrued interest                                        123,000         966,000
Accrued property taxes                                  339,000       1,779,000
Payable to affiliate of joint
  venture partner                                           -         1,581,000
Due to unconsolidated joint venture                     259,000         147,000
Other liabilities                                       541,000       1,467,000
Note payable to affiliate of joint
  venture partner                                           -         2,500,000
Notes payable                                        15,881,000      51,799,000
                                                  -------------   -------------

  Total liabilities                                  17,337,000      61,705,000
                                                  -------------   -------------

Minority interest in joint ventures                         -          (444,000)
                                                  -------------   -------------

Partners' equity (deficit):

General partners                                     (1,939,000)     (2,014,000)
Limited partners (109,027 units outstanding at
  June 30, 1994 and September 30, 1993)              22,018,000      18,364,000
                                                  -------------   -------------

  Total partners' equity                             20,079,000      16,350,000

                                                  -------------   -------------
  Total liabilities and partners' equity          $  37,416,000   $  77,611,000
                                                  =============   =============

                 See notes to consolidated financial statements.

                                    2 of 16
      MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - JUNE 30, 1994



Consolidated Statements of Operations (Unaudited)

                                                   For the Nine Months Ended
                                                   June 30, 1994   June 30, 1993

Revenues:

  Room revenue                                    $  16,350,000   $  19,475,000
  Food and beverage revenue                           2,593,000       4,586,000
  Other operating revenue                             1,174,000       1,479,000
  Interest                                              197,000         280,000
  Gain on sale of joint venture interests             1,467,000             -
                                                  -------------   -------------

    Total revenues                                   21,781,000      25,820,000
                                                  -------------   -------------

Expenses:

  Room expenses                                       3,926,000       5,098,000
  Food and beverage expenses                          2,331,000       4,291,000
  Other operating expenses                            8,212,000      11,320,000
  Depreciation and amortization                       1,254,000       2,442,000
  Interest                                            1,299,000       3,089,000
  Equity in unconsolidated joint
    venture's operation                                 262,000         898,000
  General and administrative                            364,000         304,000
                                                  -------------   -------------

    Total expenses                                   17,648,000      27,442,000
                                                  -------------   -------------

Income (loss) before minority interest in joint
   ventures' operations                               4,133,000      (1,622,000)

Minority interest in joint ventures' operations        (404,000)        187,000
                                                  -------------   -------------

Net income (loss)                                 $   3,729,000   $  (1,435,000)
                                                  =============   =============

Net income (loss) per limited partnership
   assignee unit                                  $          34   $         (13)
                                                  =============   =============














               See notes to consolidated financial statements.

                                    3 of 16
       MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - JUNE 30, 1994



Consolidated Statements of Operations (Unaudited)

                                                   For the Three Months Ended
                                                   June 30, 1994   June 30, 1993

Revenues:

  Room revenue                                    $   3,405,000   $   6,965,000
  Food and beverage revenue                                 -         1,588,000
  Other operating revenue                               219,000         522,000
  Interest                                               67,000         194,000
                                                  -------------   -------------

    Total revenues                                    3,691,000       9,269,000
                                                  -------------   -------------

Expenses:

  Room expenses                                         828,000       1,766,000
  Food and beverage expenses                                -         1,415,000
  Other operating expenses                            1,559,000       3,677,000
  Depreciation and amortization                         376,000         746,000
  Interest                                              357,000         550,000
  Equity in unconsolidated joint
    venture's operation                                 110,000         276,000
  General and administrative                            107,000         106,000
                                                  -------------   -------------

    Total expenses                                    3,337,000       8,536,000
                                                  -------------   -------------

Income before minority interest in joint
   ventures' operations                                 354,000         733,000

Minority interest in joint ventures'
   operations                                               -          (214,000)
                                                  -------------   -------------

Net income                                        $     354,000   $     519,000
                                                  =============   =============

Net income per limited partnership
   assignee unit                                  $           3   $           5
                                                  =============   =============

               See notes to consolidated financial statements.

                                   4 of 16
       MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - JUNE 30, 1994



Consolidated Statement of Partners' Equity (Deficit) (Unaudited)
For the Nine Months Ended June 30, 1994

                                   General         Limited         Total
                                   Partners'       Partners'       Partners'
                                   (Deficit)       Equity          Equity

Balance - October 1, 1993      $  (2,014,000)  $  18,364,000   $  16,350,000

  Net income                          75,000       3,654,000       3,729,000
                               -------------   -------------   -------------

Balance - June 30, 1994        $  (1,939,000)  $  22,018,000   $  20,079,000
                               =============   =============   =============









                See notes to consolidated financial statements.

                                    5 of 16
        MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - JUNE 30, 1994


Consolidated Statements of Cash Flows (Unaudited)
                                                   For the Nine Months Ended
                                                   June 30, 1994   June 30, 1993
Operating Activities:

Net income (loss)                                 $   3,729,000   $  (1,435,000)
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
  Depreciation and amortization                       1,322,000       2,472,000
  Deferred interest added to note
    payable principal                                       -           292,000
  Minority interest in joint ventures'
    operations                                          404,000        (187,000)
  Gain on sale of joint venture interests            (1,467,000)            -
  Equity in unconsolidated joint
    venture's operation                                 262,000         898,000
Changes in operating assets and liabilities:
  Accounts and interest receivable                    1,246,000        (104,000)
  Inventories and operating supplies                    497,000           7,000
  Prepaid expenses and other assets                     276,000         (55,000)
  Accounts payable, accrued expenses and
     other liabilities                               (4,481,000)        733,000
                                                  -------------   -------------

Net cash provided by operating activities             1,788,000       2,621,000
                                                  -------------   -------------

Investing Activities:

Net proceeds from sale of joint
   venture interests                                 34,332,000             -
Properties and improvements additions                (1,055,000)     (1,132,000)
Unconsolidated joint venture contributions             (150,000)            -
Proceeds from cash investments                        5,842,000       3,964,000
Purchase of cash investments                         (2,375,000)     (3,271,000)
                                                  -------------   -------------

Net cash provided by (used in)
  investing activities                               36,594,000        (439,000)
                                                  -------------   -------------

Financing Activities:

Satisfaction of payables to affiliates of
   joint venture partner                             (4,081,000)            -
Satisfaction of notes payables                      (35,731,000)            -
Notes payable principal payments                       (187,000)        (13,000)
                                                  -------------   -------------

Cash (used in) financing activities                 (39,999,000)        (13,000)
                                                  -------------   -------------

(Decrease) Increase in Cash and Cash
   Equivalents                                       (1,617,000)      2,169,000

Cash and Cash Equivalents at Beginning
   of Period                                          5,088,000       5,223,000
                                                  -------------   -------------

Cash and Cash Equivalents at End of Period        $   3,471,000   $   7,392,000
                                                  =============   =============

Supplemental Disclosure of Cash Flow
 Information:
  Interest paid in cash during the period         $   1,224,000   $   2,287,000
                                                  =============   =============

Supplemental Disclosure of Non-Cash Investing
   and Financing Activities:
  Deferred  interest added to note payable
   principal                                      $         -     $     439,000
                                                  =============   =============
  Gain on sale of joint venture
   interests - Note 4

                  See notes to consolidated financial statements.

                                     6 of 16

       MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - JUNE 30, 1994

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      General

  The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended September 30, 1993.

  The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature, except for the gain on sale of joint venture interests, as described in Note 4.

  The results of operations for the nine and three months ended June 30, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

2.      Transactions with Related Parties

  Affiliates of the Managing General Partner received reimbursements of administrative expenses amounting to $58,000 during the nine months ended June 30, 1994. These reimbursements are primarily included in general and administrative expenses.

3.      Notes Payable

  On June 2, 1994, the Partnership prepaid, in full satisfaction, the note encumbering its Embassy Suites property in the amount of $7,000,000. The note had been accruing interest at prime plus 1% and was due to mature in December 1996.

4.      Gain on Sale of Joint Venture Interests

  On March 7, 1994, the Partnership sold its 60 percent interest in the Park Hyatt Water Tower Associates Joint Venture, which owned the Park Hyatt Hotel, located in Chicago, Illinois. The sales price of $5,831,000 is comprised of the following: (1) the assumption of the purchase money note payable in the amount of $2,500,000, (2) accrued and unpaid interest of $1,581,000 assumed by the buyer, and (3) cash of $1,750,000. The sale resulted in a gain of approximately $543,000.
  The Partnership had recorded a provision for impairment of value of $6,985,000 during fiscal year 1992.

  On March 15, 1994, the Partnership sold its 65 percent interest in the Washington Park Hotel Associates Joint Venture, which owned the Radisson Park Terrace Hotel, located in Washington, D.C. for $1,455,000 in cash. The sale resulted in a gain of approximately $924,000. The Partnership had recorded a provision for impairment of value of $7,363,000, of which $2,755,000 was recognized in fiscal year 1990 and the remaining $4,608,000 was recognized in fiscal year 1992.






                                     7 of 16
       MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - JUNE 30, 1994

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.  Investment in Unconsolidated Joint Venture

    The following are the condensed balance sheets as of June 30, 1994 and September 30, 1993 and condensed statements of operations for the nine and the three months ended June 30, 1994 and 1993 of the unconsolidated joint venture:


                    MRI BUSINESS PROPERTIES COMBINED FUND NO. 1

CONDENSED BALANCE SHEETS

                                                   June 30,        September 30,
                                                     1994            1993
                                                   (Unaudited)     (Audited)

Assets

Cash and cash equivalents                         $     959,000   $     302,000
Restricted cash                                       1,179,000         739,000
Accounts receivable                                   1,153,000       1,132,000
Net property and improvements                        33,894,000      34,778,000
Deferred financing costs                                    -            45,000
Other assets                                            213,000         257,000
                                                  -------------   -------------

  Total assets                                    $  37,398,000   $  37,253,000
                                                  =============   =============

Liabilities and Partners' (Deficit)

Accounts payable and accrued liabilities          $   4,447,000   $   3,854,000
Note payable                                         34,000,000      34,000,000
                                                  -------------   -------------

  Total liabilities                                  38,447,000      37,854,000
                                                  -------------   -------------

Minority interest in joint venture                     (532,000)       (308,000)
                                                  -------------   -------------

Partners' (deficit):

  MRI BPF, Ltd. II                                     (258,000)       (146,000)
  MRI BPF, Ltd. III                                    (259,000)       (147,000)
                                                  -------------   -------------

  Total partners' (deficit)                            (517,000)       (293,000)
                                                  -------------   -------------

  Total liabilities and partners' (deficit)       $  37,398,000   $  37,253,000
                                                  =============   =============


                                      8 of 16
          MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - JUNE 30, 1994

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  Investment in Unconsolidated Joint Venture (Continued)


                   MRI BUSINESS PROPERTIES COMBINED FUND NO. 1

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   For the Nine Months Ended
                                                   June 30, 1994   June 30, 1993

Revenues                                          $  15,096,000   $  13,395,000

Expenses                                             16,144,000      15,190,000
                                                  -------------   -------------

Loss before minority interest in joint
   venture operations                                (1,048,000)     (1,795,000)

Minority interest in joint venture
   operations                                           524,000             -
                                                  -------------   -------------

Net loss                                          $    (524,000)  $  (1,795,000)
                                                  =============   =============
Allocation of net loss:
  MRI BPF, Ltd. II                                $    (262,000)  $    (897,000)
  MRI BPF, Ltd. III                                    (262,000)       (898,000)
                                                  -------------   -------------

  Net loss                                        $    (524,000)  $  (1,795,000)
                                                  =============   =============

                                                   For the Three Months Ended
                                                   June 30, 1994   June 30, 1993

Revenues                                          $   4,944,000   $   4,421,000

Expenses                                              5,385,000       4,972,000
                                                  -------------   -------------

Loss before minority interest in joint
   venture operations                                  (441,000)       (551,000)

Minority interest in joint venture
   operations                                           221,000             -
                                                  -------------   -------------

Net loss                                          $    (220,000)  $    (551,000)
                                                  =============   =============
Allocation of net loss:
  MRI BPF, Ltd. II                                $    (110,000)  $    (275,000)
  MRI BPF, Ltd. III                                    (110,000)       (276,000)
                                                  -------------   -------------

  Net loss                                        $    (220,000)  $    (551,000)
                                                  =============   =============

                                     9 of 16


        MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - JUNE 30, 1994


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.

This item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.

Fund Liquidity and Capital Resources

All of the Fund's properties are hotels. The Fund receives hotel operating revenues and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. The Fund uses working capital reserves provided from any undistributed cash flow from operations and sales proceeds as its primary source of liquidity. During the nine months ended June 30, 1994, all of the Fund's hotels generated positive cash flow, except for the Holiday Inn Crowne Plaza, the unconsolidated joint venture. The Holiday Inn Crowne Plaza spent $380,000, during the nine months ended June 30, 1994 for guest room renovations. Management anticipates spending an additional $765,000 to complete the renovations. On June 2, 1994, the Fund prepaid, in full satisfaction, the note encumbering its Embassy Suites property in the amount of $7,000,000. The note had been accruing interest at prime plus 1% and was due to mature in December 1996. To preserve working capital reserves required for necessary capital improvements to properties and provide resources for debt restructuring, cash distributions remained suspended during the nine months ended June 30, 1994. The Managing General Partner will evaluate future cash distributions based on the capital needs of the Fund.

The level of liquidity based upon cash and cash equivalents experienced a $1,617,000 decrease at June 30, 1994, as compared to September 30, 1993. The Fund's $39,999,000 used in financing activities was partially offset by $36,594,000 from investing activities and $1,788,000 from operating activities. Net cash provided by operating activities declined at June 30, 1994, as compared to 1993, primarily due to the decrease in accounts payable, accrued expenses and other liabilities resulting from the disposition of the Fund's joint venture interests, which was only partially offset by improved operations at the Fund's remaining properties. Cash provided by investing activities consisted of $34,332,000 of net proceeds from the sale of the Fund's joint venture interests and $3,467,000 of net cash from the liquidation of the Fund's investments, which were only partially offset by $1,055,000 of fixed asset purchases and $150,000 to fund operating deficits at the Holiday Inn Crowne Plaza. Financing activities consisted of $187,000 of note principal payments, $4,081,000 in satisfaction of payables to an affiliate of the joint venture partner and $35,731,000 in satisfaction of notes payables. Satisfaction of notes payable consisted of the Fund prepaying the note encumbering the Fund's Embassy Suites property in the amount of $7,000,000 and the satisfaction of notes payable in the amount of $28,731,000 relating to the sale of the Fund's joint venture interests. Mortgage principal payments increased primarily due to the Fund's Residence Inn, Orlando property loan, which started principal amortization during November 1993. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipts and payments of various operating activities.

Working capital reserves are invested in money market accounts and repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund essential capital improvements and debt service payments in 1994 and the foreseeable future. Balloon payments on mortgages encumbering the Fund's properties are due from




                                     10 of 16
     MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - JUNE 30, 1994


Item 2.    Management's Discussion and Analysis of
     Financial Condition and Results of Operations.

Fund Liquidity and Capital Resources (Continued)

September 1997 to October 1997. Management is confident that there will be sufficient cash flow generated by the remaining properties to continue operations, in the event that any of the properties are lost through foreclosure. The Managing General Partner believes, however, that each property generates sufficient cash flow to allow all mortgages to be refinanced in an orderly fashion.

At this time, it appears that the investment objective of capital growth will not be attained and that a significant portion of invested capital will not be returned to investors. The extent to which invested capital is returned to investors is dependent upon the performance of the Fund's remaining properties and the markets in which such properties are located and on the sales price of the remaining properties. In this regard, it is anticipated at this time that some of the remaining properties will be held longer than originally expected. The ability to hold and operate these properties is dependent on the Fund's ability to obtain refinancing or debt modification as required.

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

Results of Operations

Nine Months Ended June 30, 1994 vs. June 30, 1993

Operating results, before the minority interest in joint venture operations, improved by $5,755,000 for the nine months ended June 30, 1994, as compared to 1993, due to a decrease in expenses of $9,794,000, which was only partially offset by a decrease in revenues of $4,039,000. Operating results improved primarily due to the sale of the Fund's joint venture interests. With respect to the remaining properties, operating results improved by $1,742,000 for the nine months ended June 30, 1994, as compared to 1993, due to an increase in revenues of $708,000 and a decrease in expenses of $1,034,000.






                                   11 of 16
      MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - JUNE 30, 1994


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.


Nine Months Ended June 30, 1994 vs. June 30, 1993 (Continued)

Revenues decreased by $4,039,000 for the nine months ended June 30, 1994, as compared to 1993, primarily due to the sale of the Fund's joint venture interests. With respect to the remaining properties, revenues increased by $708,000, due to increases in room revenue of $715,000 and other operating revenue of $58,000, which was only partially offset by a decrease in interest and other income of $65,000.

Room revenue increased at all of the Fund's remaining properties, except for the Residence Inn - Orlando, which remained relatively constant. The largest increase was at the Fund's Embassy Suites - Tempe property, due to increases in occupancy and average daily room rates. Other operating revenues increased due to an increase in telephone revenue at the Fund's Residence Inn - Orlando property, coupled with an increase in other income at the Fund's Embassy Suites property. Interest income decreased due to a decline in average working capital reserves available for investment.

Expenses declined by $9,794,000 for the nine months ended June 30, 1994, as compared to 1993, primarily due to the sale of the Fund's joint venture interests. With respect to the remaining properties, expenses decreased by $1,034,000. The decreases in depreciation and amortization expense of $446,000, interest expense of $425,000 and equity in unconsolidated joint venture operations of $636,000, were only partially offset by increases in room expenses of $98,000, other operating expenses of $315,000 and general and administrative expenses of $60,000.

The increase in room expenses is attributable to the increase in occupancy at the Fund's Embassy Suites and Residence Inn - Sacramento hotels. Other operating expenses increased primarily at the Fund's Embassy Suites and Residence Inn - Sacramento properties. General and administrative expenses increased primarily due to costs associated with the management transition. Depreciation and amortization expense decreased due to a portion of the Fund's assets becoming fully depreciated in the prior year, coupled with an over estimate of expense for the nine months ended June 30, 1993. Interest expense decreased primarily due to the reduction in the interest rate on the loan encumbering the Fund's Residence Inn - Orlando property (from 10% to 6.5%) and the Fund prepaying on June 2, 1994, in full satisfaction, the note encumbering the Fund's Embassy Suites property. The loss from the Fund's unconsolidated joint venture (Holiday Inn Crowne Plaza) decreased due to improved operations at the hotel.

Three Months Ended June 30, 1994 vs. June 30, 1993

Operating results, before the minority interest in joint venture operations, declined by $379,000 for the three months ended June 30, 1994, as compared to 1993, due to decreases in revenues of $5,578,000 and expenses of $5,199,000. Operating results declined due to the disposition of the Fund's joint venture interests. With respect to the remaining properties, operating results improved by $445,000 for the three months ended June 30, 1994, as compared to 1993, due to an increase in revenues of $133,000 and a decrease in expenses of $312,000.




                                     12 of 16
       MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - JUNE 30, 1994


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.


Three Months Ended June 30, 1994 vs. June 30, 1993 (Continued)

Revenues decreased by $5,578,000 for the three months ended June 30, 1994, as compared to 1993, due to the sale of the Fund's joint venture interests. With respect to the remaining properties, revenues increased by $133,000 due to increases in room revenue of $220,000, and other operating revenue of $27,000, which was only partially offset by a decrease in interest and other income of $114,000.

Room revenue increased at all of the Fund's remaining properties, except for the Residence Inn - Orlando property, which declined slightly due to decreases in occupancy and average room rates. The largest increase was at the Fund's Embassy Suites - Tempe property, which experienced increases in occupancy and average daily room rates. Other operating revenues increased slightly, primarily due to an increase in other income at the Fund's Embassy Suites property. Interest income decreased due to a significant decline in average working capital reserves available for investment.

Expenses declined by $5,199,000 for the three months ended June 30, 1994, as compared to 1993, primarily due to the sale of the Fund's joint venture interests. With respect to the remaining properties, expenses declined by $312,000. The decreases in depreciation and amortization expense of $132,000, interest expense of $179,000 and equity in unconsolidated joint venture's operations of $166,000, were only partially offset by increases in room expenses of $16,000, general and administrative expenses of $1,000 and other operating expenses of $148,000.

Room expenses and general and administrative expenses remained relatively constant. Other operating expenses increased primarily at the Fund's Embassy Suites and Residence Inn - Sacramento properties. Depreciation and amortization expense decreased due to a portion of the Fund's assets becoming fully depreciated in the prior year. Interest expense decreased primarily due to the reduction in the interest rate on the loan encumbering the Fund's Residence Inn - Orlando property (from 10% to 6.5%) and the Fund prepaying on June 2, 1994, in full satisfaction, the note encumbering the Fund's Embassy Suites property. The loss from the Fund's unconsolidated joint venture (Holiday Inn Crowne Plaza) decreased due to improved operations at the hotel.

Unconsolidated Joint Venture Operations
(MRI BPF Combined Fund No. 1)

Nine Months Ended June 30, 1994 vs. June 30, 1993

Operating results, prior to minority interests, improved by $747,000 for the nine months ended June 30, 1994, as revenues increased by $1,701,000 and expenses increased by $954,000. The large increase in revenue is attributable to both higher occupancy and average room rates.

In addition, under the terms of the joint venture agreement, the loss from the Holiday Inn Crowne Plaza was allocated in different proportions during the nine months ended June 30, 1994, as compared to 1993. This, combined with improved operations, resulted in a smaller loss being allocated to the Fund.




                                 13 of 16
    MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - JUNE 30, 1994


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.


Three Months Ended June 30, 1994 vs. June 30, 1993

Operating results, prior to minority interests, improved by $110,000 for the three months ended June 30, 1994, as revenues increased by $523,000 and expenses increased by $413,000. The large increase in revenue is attributable to both higher occupancy and average room rates.

Properties

A description of the hotel properties in which the Fund has an ownership interest during the period covered by this Report, together with occupancy and room rate data, follows:

                        MRI BUSINESS PROPERTIES FUND, LTD. III

                            OCCUPANCY AND ROOM RATE SUMMARY

                                          Average                Average
                                  Occupancy Rate (%)       Daily Room Rate ($)
                              Nine months Three Months  Nine months Three Months
                             Date      Ended    Ended      Ended       Ended
                              of     June 30,  June 30,   June 30,    June 30,
Name and Location    Rooms Purchase 1994 1993 1994 1993  1994  1993 1994  1993

Holiday Inn Crowne
   Plaza (1)
   Atlanta, Georgia     492  03/86   75   66   80   73  89.05 83.51 87.60 84.91

Embassy Suites - Tempe
   Tempe, Arizona       224  12/86   85   76   86   80  84.53 77.40 77.49 70.44

Residence Inn - Orlando
   Orlando, Florida     176  09/87   72   74   75   78  81.47 77.39 76.09 77.71

Residence Inn -
  Sacramento,
   California           176  09/87   84   79   86   85  79.09 77.27 82.21 78.57

Radisson Park Terrace
  Hotel (2)
   Washington, D.C.     219  09/86   -    75    -   93     -  86.39   -   84.65

Park Hyatt Hotel (3)
   Chicago, Illinois    255  12/86   -    58   -    62     - 149.57   -  153.36


(1) The Fund and an affiliated partnership, MRI Business Properties Fund, Ltd. II, own the hotel through a joint venture which has a 50 percent interest in this property.

(2)   The Fund sold its 65% interest in this property on March 15, 1994.

(3)   The Fund sold its 60% interest in this property on March 7, 1994.



                                  14 of 16
      MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - JUNE 30, 1994

                        PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         On April 29, 1994, a Current Report on Form 8-K was filed with the Securities and Exchange Commission to provide for the change in the Fund's accountants from Deloitte & Touche to Imowitz Koenig & Company. No other Reports on Form 8-K were filed during the period covered by this Report.

























                                    15 of 16
      MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - JUNE 30, 1994


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




                        /S/ARTHUR N. QUELER

                        ARTHUR N. QUELER
                        Executive Vice President (Principal
                        Financial and Accounting Officer)
                        and Director NPI







                                  16 of 16