Form 10-K405
period 1994-09-30
MRI BUSINESS PROPERTIES FUND LTD III
filed 1994-12-29
CIK 769635

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended September 30, 1994, or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ________ to ________

                        Commission file number 0-15348

                     MRI BUSINESS PROPERTIES FUND, LTD. III
            (Exact name of Registrant as specified in its charter)

          CALIFORNIA                               94-2969782
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

   5665 Northside Drive, NW, Suite 370
           Atlanta, Georigia                                 30328
(Address of principal executive offices)                  (Zip Code)

      Registrant's telephone number, including area code: (404) 916-9090

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Limited Partnership
                                                            Units

     Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     No market for the Limited Partnership Units exists and therefore a market value for such Units cannot be determined.


                  DOCUMENTS INCORPORATED HEREIN BY REFERENCE:

(1) Prospectus and all Supplements thereto filed pursuant to Rule 424(b) under the Securities Act of 1933 and reports on Form 8-K under the Securities Exchange Act of 1934 incorporated in Parts I, III and IV.

                    MRI BUSINESS PROPERTIES FUND, LTD. III
                            (A limited partnership)

                                    PART I

Item 1. Business.

     MRI Business Properties Fund, Ltd. III ("Registrant") was organized in
1984 as a California limited partnership under the California Uniform Limited Partnership Act. The managing general partner of Registrant is Montgomery Realty Company-85, a California general partnership of which Fox Realty Investors ("FRI"), a California general partnership, is the general partner and Montgomery Realty Corporation (the "General Partner"), a California corporation, is the co-general partner. The associate general partner of Registrant is MRI Associates, Ltd. III, a California limited partnership, of which FRI is the general partner, and Two Broadway Associates IV, an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated, is the limited partner.

     Registrant's Registration Statement filed, pursuant to the Securities Act of 1933 (No. 2-98110), was declared effective by the Securities and Exchange Commission on December 18, 1985. Registrant marketed its securities pursuant to its Prospectus dated December 18, 1985 which was thereafter supplemented (hereinafter the "Prospectus"). This Prospectus was filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act of 1933 and such Prospectus as supplemented is incorporated herein by reference.

     The principal business of Registrant is to acquire (either primarily or exclusively through joint ventures), hold for investment, and ultimately sell hotels. Registrant is a "closed" limited partnership real estate syndicate of the unspecified asset type. For a further description of Registrant's business, see the sections entitled "Risk Factors" and "Investment Objectives and Policies" in the Prospectus.

     Beginning in January 1986 through September 5, 1986 Registrant offered and sold $109,027,000 in Limited Partnership Assignee Units. The net proceeds of this offering were used to purchase interests in seven income-producing real properties, which are described in Item 2. Registrant's original portfolio was geographically diversified with properties acquired in seven states. The acquisition activities of Registrant were completed on September 30, 1987, and since that time the principal activity of Registrant has been managing its portfolio. One of Registrant's properties was acquired by the lender through foreclosure in fiscal year 1992, and Registrant's joint venture interest in two other properties were sold in March, 1994.

     On March 7, 1994, Registrant sold its sixty percent interest in the Park Hyatt Water Tower Associates Joint Venture, which owned the Park Hyatt Hotel, located in Chicago, Illinois, to an affiliate of its joint venture partner. The sales price of $5,831,000 was comprised of the following: (1) the assumption of the purchase money note payable to an affiliate of the joint venture partner in the amount of $2,500,000, (2) accrued and unpaid interest to an affiliate of the joint venture partner of $1,581,000 assumed by the buyer, and (3) cash of $1,750,000. The sale resulted in a gain of approximately $543,000.

     On March 15, 1994, Registrant sold its sixty five percent interest in the Washington Park Hotel Associates Joint Venture, which owned the Radisson Park Terrace Hotel, located in Washington, D.C. for $1,455,000 in cash, to its joint venture partner. The sale, after expenses, resulted in a gain of approximately $924,000.

     Registrant is involved in only one industry segment, as described above. Registrant does not engage in any foreign operations or derive revenues from foreign sources. Registrant's affairs were managed by Metric Management, Inc. ("MMI") or its predecessor from March 1988 to December 1993. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, Registrant's general partner assumed responsibility for cash management of Registrant as of December 23, 1993 and for investor relations services as of April 1, 1994.

     On December 6, 1993, NPI Equity Investments II, Inc. ("NPI Equity II") became the managing partner of FRI and assumed operational control over Fox Capital Management Corporation ("FCMC"). As a result, NPI Equity II became responsible for the operation and management of the business and affairs of Registrant and the other investment partnerships sponsored by FRI and/or FCMC. The individuals who had served previously as partners of FRI and as officers and directors of FCMC contributed their general partnership interests in FRI to a newly formed limited partnership, Portfolio Realty Associates, L.P. ("PRA"), in exchange for limited partnership interests in PRA. In the foregoing capacity, such partners continue to hold indirectly certain economic interests in Registrant and such other investment partnerships, but will cease to be responsible for the operation and management of Registrant and such other partnerships.

     In connection with the acquisition by NPI Equity II of management and control of Registrant and such other partnerships, NPI Realty Advisors, Inc. ("NPI Realty"), an affiliate of NPI Equity II, acquired an aggregate of approximately $10,800,000 of loans made by FRI and FCMC to certain of such other partnerships (the "Fox Advances"). The aggregate purchase price for such loans was equal to the sum of the outstanding principal amount of, and all accrued and unpaid interest on, such loans. The purchase price was paid by a $3,000,000 cash down payment and delivery to FRI and FCMC of two promissory notes due December 16, 1999 in the aggregate principal amount of $7,796,761.41. The promissory notes are secured by the Fox Advances and general partner interest of NPI Equity II in FRI. Interest on the promissory notes accrues at a rate equal to the lower of 9% per annum or the prime rate of interest as announced from time to time by Bank of America, N.T. & S.A. As of September 30, 1994, all but $182,00 of the principal amount of the promissory notes had been paid. The remaining balance is anticipated to be satisfied in the second quarter of fiscal year 1995. NPI Equity and NPI Realty are wholly-owned subsidiaries of National Property Investors, Inc. ("NPI"), a diversified real estate management company headquartered in Jericho, New York.

     Both the income and expenses of operating the properties in which Registrant has an ownership interest are subject to factors outside of Registrant's control, such as over-supply of similar properties resulting from over-building, increases in unemployment, population shifts or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating hotels and other lodging facilities because such properties are management and labor intensive and especially susceptible to the impact of economic and other conditions outside the control of Registrant.

     Expenses, such as local real estate taxes and miscellaneous management expenses, are subject to change and cannot always be reflected in room rate increases due to market conditions. The profitability and marketability of developed real property may be adversely affected by changes in general and local economic conditions and in prevailing interest rates, and favorable changes in such factors will not necessarily enhance the profitability or marketability of such property. Even under the most favorable market conditions there is no guarantee that any property owned by Registrant can be sold by it or, if sold, that such sale can be made upon favorable terms.

     There have been, and it is possible there may be other Federal, state and local legislation and regulations enacted relating to the protection of the environment. The managing general partner is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by Registrant.

     Registrant is affected by and subject to the general competitive conditions of the lodging industry. In addition, each of Registrant's properties competes in an area which normally contains numerous other properties which may be considered competitive. In fiscal year 1994 markets in many areas remained depressed due in part to overbuilding which continues to depress lodging rental rates. An over-supply of properties, including those held by banks, savings institutions and the Resolution Trust Corporation, affects the ability of Registrant to sell such properties and their sales prices. The level of sales of existing properties and development of new properties have been affected by the limited availability of financing in real estate markets.

     At this time, it appears that the investment objective of capital growth will not be attained and that a significant portion of invested capital will not be returned to limited partners. The extent to which invested capital is returned to limited partners is dependent upon the success of the managing general partner's strategy as set forth in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as upon significant improvement in the performance of Registrant's remaining properties and the markets in which such properties are located and on the sales price of the remaining properties. In this regard, it is anticipated at this time that some of the remaining properties will be held longer than originally expected.

Subsequent Events

     On October 12, 1994, NPI sold one-third of the stock of NPI to an affiliate ("Apollo") of Apollo Real Estate Advisors, L.P., for $325,000. Apollo is entitled to designate three of the seven directors of NPI Equity II. In addition, the approval of certain major actions on behalf of Registrant requires the affirmative vote of at least five directors of NPI Equity II.

     On October 12, 1994, affiliates of Apollo acquired for aggregate consideration of approximately $14,800,000 (i) one-third of the stock of the respective general partners of DeForest Ventures I L.P. ("DeForest I") and DeForest Ventures II L.P. ("DeForest II") and (ii) an additional equity interest in NPI-AP Management, L.P. ("NPI-AP"), an affiliate of NPI (bringing its total equity interest in such entity to one-third). NPI-AP is the sole limited partner of DeForest II and one of the limited partners of DeForest I. DeForest I was formed for the purpose of making tender offers (the "Tender Offers") for limited partnership interests in Registrant as well as 11 affiliated limited partnerships. DeForest II has been formed for the purpose of making tender offers for limited partnership interest in 7 affiliated limited partnerships.

     Pursuant to a Form 13-D filed by DeForest I, on November 30, 1994 DeForest I acquired 26,502 limited partnership units or 24.3% of the total limited partnership units of Registrant. (See item 12, "Security Ownership of Certain Beneficial Owners and Management.")

Item 2. Properties.

     A description of the hotel properties in which Registrant has or has had an ownership interest is as follows:

                                                           Portfolio
                                 Date of   Date of         Percentage
Name and Location                Purchase   Sale    Rooms     (5)
- -----------------                --------  -------  -----  ----------
Holiday Inn Crowne Plaza(1)(2)     03/86      -      492       21
 4355 Ashford-Dunwoody Rd.
 Atlanta, Georgia

Embassy Suites - Tempe Hotel(3)    12/86      -      224       11
 4400 South Rural Road
 Tempe, Arizona

Residence Inn - Orlando(3)         09/87      -      176        7
 7610 Canada Ave.
 Orlando, Florida

Residence Inn - Sacramento(3)      09/87      -      176        7
 1530 Howe Ave.
 Sacramento, California


Radisson Park Terrace Hotel(4)     09/86     3/94    219       16
 1515 Rhode Island Avenue NW
 Washington, D.C.

Park Hyatt Hotel(4)                12/86     3/94    255       18
 800 N. Michigan
 Chicago, Illinois

Troy Hilton Inn(4)                 11/86    11/91    401       20
 1455 Stephenson Highway
 Troy, Michigan

- ----------
(1) Registrant and an affiliated partnership, MRI Business Properties Fund, Ltd. II, own a joint venture which has a 50 percent interest in this property.

(2) Formerly the Hyatt Regency Ravinia Hotel. The name was changed as a result of a change in ownership of the hotel which occurred in fiscal year 1991 (see Note 5 to the Consolidated Financial Statements).

(3) The property is owned by Registrant in fee.

(4) The property was owned by a joint venture, in which Registrant had a controlling interest.

(5) Represents the percentage of original cash invested in the individual property of the total original cash invested in all properties.

     See the Consolidated Financial Statements in Item 8 for information regarding any encumbrances to which the properties of Registrant are subject. An occupancy summary is set forth on the chart following:

                    MRI BUSINESS PROPERTIES FUND, LTD. III
                        OCCUPANCY AND ROOM RATE SUMMARY

         For the Fiscal Years Ended September 30, 1994, 1993 and 1992

                                      Average               Average
                                 Occupancy Rate (%)   Daily Room Rate ($)
                                 ------------------  ---------------------
                                  1994  1993  1992    1994    1993    1992
                                  ----  ----  ----    ----    ----    ----
HOTELS:
Holiday Inn Crowne Plaza (1)       74    68    64     88.32   82.55   78.79
Radisson Park Terrace Hotel (2)    70    76    69     88.84   85.37   83.58
Embassy Suites - Tempe Hotel       84    80    75     80.27   75.69   72.93
Park Hyatt Hotel (3)               58    57    60    148.50  149.25  149.18
Residence Inn - Orlando            72    74    72     79.45   76.84   77.04
Residence Inn - Sacramento         84    80    79     79.10   77.47   77.61


- ----------
(1) Formerly the Hyatt Regency Ravinia Hotel.

(2) Through March 15, 1994, the date Registrant sold its 60% interest in the property.

(3) Through March 7, 1994, the date Registrant sold its 65% interest in the property.

        Net Project Operations of Consolidated Properties Introduction

     The Net Project Operations tables reflect the components of net project operations for the properties in which Registrant has a controlling ownership interest and that were consolidated into Registrant's Consolidated Financial Statements for the fiscal years then ended. Through the use of net project operations, it is possible to determine which properties are generating the cash to support fund liquidity. The tables present:

     Net operating income (loss) is operating revenues less operating expenses (exclusive of noncash items such as depreciation, amortization and long term deferred operating expenses) for the consolidated properties.

     Project operations are the net operating income (loss) less the related debt service (principal and interest on an accrual basis, excluding deferred interest).

     Net project operations are the amounts that were included in Registrant's Consolidated Statements of Operations in Item 8 except that net project operations are net of principal reductions (exclusive of balloon and refinancing payments and before elimination of intercompany transactions).

     To determine net project operations, project operations may have been adjusted for the following items:

     o Decreased for amortization of deferred financing costs.

     o Decreased for deferred interest and deferred operating expenses recognized as an expense in the Consolidated Statements of Operations.

     o Increased for guarantee revenue.

     A reconciliation of Net Project Operations to Loss Before Minority
Interest as shown in the Consolidated Statements of Operations is included. Funds from net project operations should not be considered by the reader as an alternative to net loss or as an indicator of Registrant's operating performance or to cash flows as a measure of liquidity.

                    MRI BUSINESS PROPERTIES FUND, LTD. III


                           Net Project Operations(1)

                                  For the Fiscal Year Ended September 30, 1994
                                ------------------------------------------------
                                            Less:
                                            Hotel      Net     Less:
                                Operating Operating Operating   Debt    Project
                                 Revenues  Expenses   Income  Service Operations
                                --------- --------- --------- ------- ----------
                                             (Amounts in thousands)

Radisson Park Terrace Hotel (2)  $ 2,975   $ 2,491   $  484   $  103    $  381
Embassy Suites - Tempe Hotel       6,118     3,818    2,300      378     1,922
Park Hyatt Hotel (3)               6,192     5,082    1,110       11     1,099
Residence Inn - Orlando            3,791     2,686    1,105      622       443
Residence Inn - Sacramento         4,450     2,664    1,786      622     1,164
                                 -------   -------   ------   ------    ------
Total                            $23,226   $16,741   $6,785   $1,776    $5,009
                                 =======   =======   ======   ======    ======
- ----------
(1) See preceding Net Project Operations Introduction.

(2) Includes net project operations through March 15, 1994, the date Registrant sold its 65% interest in this property.

(3) Includes net project operations through March 7, 1994, the date Registrant sold its 60% interest in the property.

                    MRI BUSINESS PROPERTIES FUND, LTD. III

                           Net Project Operations(1)

                             For the Fiscal Year Ended September 30, 1993
                 -------------------------------------------------------------------
                             Less:
                             Hotel      Net     Less:                         Net
                 Operating Operating Operating   Debt    Project  Adjust-   Project
                  Revenues  Expenses   Income  Service Operations  ments  Operations
                 --------- --------- --------- ------- ---------- ------- ----------
                                      (Amounts in thousands)
Radisson Park
 Terrace Hotel    $ 7,071   $ 5,695    $1,376   $  456   $  920    $(292)   $  628
Embassy Suites -
 Tempe Hotel        5,350     3,491     1,859      640    1,219       -      1,219
Park Hyatt Hotel   13,155    12,550       605      693      (88)     (44)     (132)
Residence Inn -
 Orlando            3,848     2,656     1,192      826      366      (16)      350
Residence Inn -
 Sacramento         4,147     2,533     1,614      671      943      (12)      931
                  -------   -------    ------   ------   ------    -----    ------
Total             $33,571   $26,925    $6,646   $3,286   $3,360    $(364)   $2,996

                  =======   =======    ======   ======   ======    =====    ======

- ----------
(1) See preceding Net Project Operations Introduction.

                    MRI BUSINESS PROPERTIES FUND, LTD. III

                           Net Project Operations(1)

                             For the Fiscal Year Ended September 30, 1992
                 -------------------------------------------------------------------
                             Less:
                             Hotel      Net     Less:                         Net
                 Operating Operating Operating   Debt    Project  Adjust-   Project
                  Revenues  Expenses   Income  Service Operations  ments  Operations
                 --------- --------- --------- ------- ---------- ------- ----------
                                      (Amounts in thousands)
Radisson Park
 Terrace Hotel    $ 6,384   $ 5,900    $  484   $1,003   $(519)    $(439)   $(958)
Troy Hilton
 Inn (2)              -         -         -        -       -         -        -
Embassy Suites -
 Tempe Hotel        4,865     3,429     1,436      641     795       -        795
Park Hyatt Hotel   13,820    13,209       611    1,386    (775)     (185)    (960)
Residence Inn -
 Orlando            3,761     2,593     1,168      820     348       (16)     332
Residence Inn -
 Sacramento         4,132     2,446     1,686      827     859       (11)     848
                  -------   -------    ------   ------   -----     -----    -----
Total             $32,962   $27,577    $5,385   $4,677   $ 708     $(651)   $  57
                  =======   =======    ======   ======   =====     =====    =====

- ----------
(1) See preceding Net Project Operations Introduction.

(2) The property was acquired by the lender through foreclosure in November
    1991.

                    MRI BUSINESS PROPERTIES FUND, LTD. III

                   Reconciliation of Net Project Operations
                       to Loss Before Minority Interest

                                                      For the Fiscal Year
                                                      Ended September 30,
                                                   -------------------------
                                                     1994    1993     1992

                                                     ----    ----     ----
                                                     (Amounts in thousands)

Net Project Operations                              $5,009  $2,996  $     57

Less:
Depreciation and amortization                        1,707   2,663     4,316
Equity in unconsolidated joint venture's operations    342   1,370     2,266
General and administrative expenses                    469     415       483
Provision for impairment of value                        -       -    11,353
Interest expense on note payable to affiliate of
 joint venture partner                                   -       -       275

Plus:
Interest and other income                              205     329       932
Principal payments in debt service                     277     152       170
Gain on Sale of Joint Venture Interests              1,467       -         -
                                                    ------  ------  --------
Loss Before Minority Interest                       $4,440  $ (971) $(17,534)

     The operations of the joint venture, in which Registrant with an affiliated partnership own a 50 percent interest in the Holiday Inn Crowne Plaza, are presented below as supplemental information.

                  MRI BUSINESS PROPERTIES COMBINED FUND NO. 1

                          Net Project Operations (1)

                                  For the Fiscal Year Ended September 30, 1994
                                ------------------------------------------------
                                            Less:
                                            Hotel      Net     Less:      Net
                                Operating Operating Operating   Debt    Project
                                 Revenues  Expenses   Income  Service Operations
                                --------- --------- --------- ------- ----------
                                             (Amounts in thousands)

Holiday Inn Crowne Plaza (2)     $19,380   $15,871    $3,509   $3,187   $  322
                                 =======   =======    ======   ======
Plus: Interest income                                                       22
      Minority interest in joint venture's operations                      681

Less: Depreciation and amortization                                      1,709
                                                                        ------
MRI Business Properties Combined Fund No. 1 Net Loss                    $ (684)
                                                                        ======
Allocation of Net Loss:
 MRI BPF, Ltd. II                                                       $ (342)
 MRI BPF, Ltd. III                                                        (342)
                                                                        ------

 Total                                                                  $( 684)
                                                                        ======
- ----------
(1) See preceding Net Project Operations Introduction.

(2) Performance guarantee in the amount of $5,000,000 was exhausted in July
    1993.

                  MRI BUSINESS PROPERTIES COMBINED FUND NO. 1

                          Net Project Operations (1)

                                           For the Fiscal Year Ended September 30, 1993
                               -------------------------------------------------------------------
                                           Less:
                                           Hotel      Net     Less:                         Net
                               Operating Operating Operating   Debt    Project  Adjust-   Project
                                Revenues  Expenses   Income  Service Operations  ments  Operations
                               --------- --------- --------- ------- ---------- ------- ----------
                                                     (Amounts in thousands)
Holiday Inn Crowne Plaza (2)    $17,340   $14,691    $2,649   $3,188   $(539)    $(384)   $  (923)
                                =======   =======    ======   ======   =====     =====
Plus: Interest income                                                                          17
      Minority interest in
       joint venture's
       operations                                                                             135

Less: Depreciation and
       amortization                                                                         1,644
      General and
       administrative
       expenses                                                                                17
                                                                                          -------
MRI Business Properties
 Combined Fund No. 1 Net Loss                                                             $(2,432)
                                                                                          =======
Allocation of Net Loss:
 MRI BPF, Ltd. II                                                                         $(1,062)
 MRI BPF, Ltd. III                                                                         (1,370)
                                                                                          -------
 Total                                                                                    $(2,432)
                                                                                          =======

- ----------
(1) See preceding Net Project Operations Introduction.

(2) Performance guarantee in the amount of $5,000,000 was exhausted in July

    1993.

                  MRI BUSINESS PROPERTIES COMBINED FUND NO. 1

                          Net Project Operations (1)

                                           For the Fiscal Year Ended September 30, 1992
                               -------------------------------------------------------------------
                                           Less:
                                           Hotel      Net     Less:                         Net
                               Operating Operating Operating   Debt    Project  Adjust-   Project
                                Revenues  Expenses   Income  Service Operations  ments  Operations
                               --------- --------- --------- ------- ---------- ------- ----------
                                                     (Amounts in thousands)
Holiday Inn Crowne Plaza (2)    $16,451   $15,473     $978    $3,187  $(2,209)   $(230)   $(2,439)
                                =======   =======     ====    ======  =======    =====
Plus: Interest income                                                                          68
      Minority interest in
       joint venture's
       operations                                                                           4,627
Less: Depreciation and
       amortization                                                                         2,440
      Provision for
       impairment of value                                                                  4,311
      General and
       administrative
        expenses                                                                               38
                                                                                          -------
MRI Business Properties
 Combined Fund No. 1 Net Loss                                                             $(4,533)
                                                                                          =======
Allocation of Net Loss:
 MRI BPF, Ltd. II                                                                         $(2,267)
 MRI BPF, Ltd. III                                                                         (2,266)
                                                                                          -------
 Total                                                                                    $(4,533)
                                                                                          =======

- ----------
(1) See preceding Net Project Operations Introduction.

(2) Guarantee amount was contributed by an affiliate of the joint venture partnership for up to $5,000,000 or until the maximum expiration date of 9/30/96.

Item 3. Legal Proceedings.


     Lawrence M. Whiteside, on behalf of himself and all others similarly situated, v. Fox Capital Management Corporation et, al., Superior Court of the State of California, San Mateo County, Case No. 390018.

     In November, 1994, Lawrence Whiteside, a limited partner of Century Properties Fund XIX, a limited partnership affiliated with Registrant, commenced an action in the Superior Court of California, County of San Mateo, against, among others, the Managing General Partner, FRI and certain of their affiliates. The action alleges, among other things, that the Tender Offers constitute (a) a breach of the fiduciary duty owed to the limited partners of Registrant, and (b) a breach of, or an inducement to breach, the provisions of the Partnership Agreement of Registrant. The action, which has been brought as a class action on behalf of limited partners, sought to enjoin the Tender Offers as well as monetary damages in an unspecified amount. On November 3rd the Superior Court denied plaintiff's motion for a temporary restraining order with respect to the Tender Offers and on November 18th the Superior Court denied plaintiff's motion for a preliminary injunction. The Managing General Partner believes that the action is without merit and intends to vigorously defend this action.

     Bonnie L. Ruben and Sidney Finkel, on behalf of themselves and all others similarly situated, v. DeForest Ventures I L.P., DeForest Capital I Corporation, MRI Business Properties Fund, Ltd. II, MRI Business Properties Fund, Ltd. III, NPI Equity Investments II, Inc., Montgomery Realty Company-84, MRI Associates, Ltd. II, Montgomery Realty Company-85 and MRI Associates, Ltd. III, United States District Court, Northern District of Georgia, Atlanta Division, Case No. 1-94-CV-2983-JEC.

     In November, 1994, Bonnie L. Ruben and Sidney Finkel, limited partners of MRI Business Properties Fund, Ltd. II and Registrant respectively, commenced an action in the United States District Court, Northern District of Georgia, against, among others, Registrant and Managing General Partner. The action alleges, among other things, that the Tender Offers constitute (a) a breach of the fiduciary duty owed to the limited partners of Registrant, and (b) a breach of, or an inducement to breach, the provisions of the Partnership Agreement of Registrant. The action, which has been brought as a class action on behalf of limited partners, sought to enjoin the Tender Offers as well as monetary damages in an unspecified amount. The plaintiffs subsequently withdrew their request for a preliminary injunction but are still seeking monetary damages. The Managing General Partner believes that the action is without merit and intends to vigorously defend this action.

     Roger L. Vernon, individually and on behalf of all similarly situated persons v. DeForest Ventures I L.P. et. al., Circuit Court of Cook County, County Departments, Chancery Division, Case No. 94CH0100592.

     In November 1994, Roger L. Vernon, a limited partner of Century Properties Fund XVIII, a limited partnership affiliated with Registrant, commenced an action in the Circuit Court of Cook County, County Department, Chancey Division against, among others, the Managing General Partner and FRI. The action alleges, among other things, that the Tender Offers constitute (a) a breach of the fiduciary duty owed to the limited partners of Registrant, and (b) misuse of Registrant assets. The action, which has been brought as a class action on behalf of limited partners, sought to enjoin the Tender Offers as well as monetary damages in an unspecified amount. The plaintiffs request for a preliminary injunction was not timely as the action was commenced after the consummation of the Tender Offers. The Managing General Partner believes that the action is without merit and intends to vigorously defend this action.

     James Andrews, et al., on behalf of themselves and all others similarly situated v. Fox Capital Management Corporation, et al., United States District Court, Northern District of Georgia, Atlanta Division, Case No.
1-94-CV-3351-JEC.

     In December 1994, James Andrews, a limited partner of Century Properties Fund XV, a limited partnership affiliated with Registrant, commenced an action in the United States District Court, Northern District of Georgia, against, among others, the Managing General Partner. The action alleges, among other things, that the tender offers constitute (a) breach of the fiduciary duty owed to the limited partners of Registrant, and (b) a breach of, and an inducement to breach, the provisions of the Partnership Agreement of Registrant. The action, which has been brought as a class action on behalf of limited partners seeks monetary damages in an unspecified amount. The Managing General Partner believes the action is without merit and intends to vigorously defend this action.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders during the period covered by this Report.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The Limited Partnership Assignee Unit holders are entitled to certain distributions as provided in Registrant Agreement. No market for Limited Partnership Assignee Units exists, nor is expected to develop.

     As of September 30, 1994, the approximate number of holders of Limited Partnership Assignee Units was as follows:

                                     Number of
                                       Record
Title of Class                        Holders*
- --------------                       ---------
Limited Partnership Assignee Units     7,818

- ----------
* Number of Investments.

Item 6. Selected Financial Data.

     The following represents selected financial data for MRI Business Properties Fund, Ltd. III for the fiscal years ended September 30, 1994, 1993, 1992, 1991 and 1990. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                                   For the Fiscal Year Ended September 30,
                              -------------------------------------------------
                                1994      1993      1992      1991       1990
                                ----      ----      ----      ----       ----
                                 (Amounts in thousands except per unit data)

TOTAL REVENUES                $25,198   $33,900   $ 33,894  $ 37,356   $ 45,196
                              =======   =======   ========  ========   ========
INCOME (LOSS) BEFORE
 MINORITY  INTEREST IN JOINT
 VENTURES' OPERATIONS         $ 4,440   $  (971)  $(17,534) $(10,140)  $(24,614)
MINORITY INTEREST IN JOINT
 VENTURES' OPERATIONS            (404)       28        651      (236)       626
                              -------   -------   --------  --------   --------
NET INCOME (LOSS)             $ 4,036   $  (943)  $(16,883) $(10,376)  $(23,988)
                              =======   =======   ========  ========   ========
NET INCOME (LOSS) PER LIMITED
 PARTNERSHIP ASSIGNEE UNIT(1)     $36       $(8)     $(152)     $(93)     $(216)
                                  ===       ===      =====      ====      =====
TOTAL ASSETS                  $37,756   $77,611   $ 77,690  $123,151   $135,769
                              =======   =======   ========  ========   ========
LONG TERM OBLIGATIONS:
 Notes payable                $15,791   $51,799   $ 51,220  $ 67,582   $ 67,712

 Note payable to affiliate
  of joint venture partner          -     2,500      2,500     2,500      2,500
                              -------   -------   --------  --------   --------
TOTAL                         $15,791   $54,299   $ 53,720  $ 70,082   $ 70,212
                              =======   =======   ========  ========   ========
CASH DISTRIBUTIONS PER
 LIMITED PARTNERSHIP
 ASSIGNEE UNIT (actual
 amount based on date of
 admission to partnership)    $     -   $     -   $      -  $      -   $     15
                              =======   =======   ========  ========   ========
- ----------
(1) $1,000 original contribution per unit after giving effect to the net loss allocated to the general partner.

Item 7. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.

Liquidity and Capital Resources

     All of Registrant's properties are hotels. Registrant receives hotel operating revenues and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. Registrant uses working capital reserves provided from any undistributed cash flow from operations and sales proceeds as its primary source of liquidity. During the year ended September 30, 1994, all of Registrant's hotels generated positive cash flow, except for the Holiday Inn Crowne Plaza, the unconsolidated joint venture. The Holiday Inn Crowne Plaza spent $1,438,000 during the year ended September 30, 1994 for guest room renovations. Management anticipates spending an additional $1,000,000 to complete the renovations. On June 2, 1994, Registrant prepaid, in full satisfaction, the note encumbering its Embassy Suites property in the amount of $7,000,000. The note had been accruing interest at prime plus 1% and was due to mature in December 1996. To preserve working capital reserves required for necessary capital improvements to properties and provide resources for debt refinancings, cash distributions remained suspended during the year ended September 30, 1994. The Managing General Partner will evaluate future cash distributions based on the capital needs of Registrant.

     The level of liquidity based upon cash and cash equivalents experienced a $1,043,000 decrease at September 30, 1994, as compared to September 30, 1993. Registrant's $7,277,000 used in financing activities was partially offset by $2,011,000 from investing activities and $4,223,000 from operating activities. Net cash provided by operating activities increased at September 30, 1994, as compared to 1993, due to improved operations at all of Registrant's remaining properties. Accounts payable and other liabilities decreased due to the payment of prior years accrued property taxes relating to Registrant's Park Hyatt hotel. Cash provided by investing activities consisted of $3,467,000 of net cash from the liquidation of Registrant's investments and $2,000 of net cash from the sale of Registrant's joint venture interests, which was only partially offset by $1,308,000 of fixed asset purchases and $150,000 to fund operating deficits at the Holiday Inn Crowne Plaza. Financing activities consisted of

$277,000 of note principal payments and $7,000,000 in satisfaction of the note encumbering Registrant's Embassy Suites property. Mortgage principal payments increased primarily due to Registrant's Residence Inn - Orlando property loan, which started principal amortization during November 1993. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipts and payments of various operating activities.

     On November 30, 1994, DeForest I acquired 26,502 limited partnership units or 24.3% of total limited partnership units of Registrant. The purchase is not expected to have a significant impact on the operations or liquidity of Registrant.

     Working capital reserves are invested in money market accounts, United States Treasury bills and repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund essential capital improvements and debt service payments in 1995 and the foreseeable future. Mortgages encumbering Registrant's properties mature in September 1997 and October 1997 with balloon payments in the amount of $7,569,000 and $7,301,000, respectively. Management is confident that there will be sufficient cash flow generated by the remaining properties to continue operations, in the event that any of the properties are lost through foreclosure. The Managing General Partner believes, however, that each property generates sufficient cash flow to allow all mortgages to be refinanced in an orderly fashion.

     At this time, it appears that the investment objective of capital growth will not be attained and that a significant portion of invested capital will not be returned to limited partners. The extent to which invested capital is returned to limited partners is dependent upon the performance of Registrant's remaining properties and the markets in which such properties are located and on the sales price of the remaining properties. In this regard, it is anticipated at this time that some of the remaining properties will be held longer than originally expected. The ability to hold and operate these properties is dependent on Registrant's ability to obtain refinancing or debt modification as required.

Real Estate Market

     The income and expenses of operating the properties owned by Registrant are subject to factors outside of Registrant's control, such as over-supply of similar properties resulting from over-building, increases in unemployment, population shifts or changes in patterns or needs of users. Expenses, such as local real estate taxes and miscellaneous expenses, are subject to change and cannot always be reflected in room rate increases due to market conditions. In addition, there are risks inherent in owning and operating lodging facilities because such

Item 7. Management's Discussion and Analysis of
        Financial Condition and Results of Operations. (continued)

properties are management and labor intensive and especially susceptible to the impact of economic and other conditions outside the control of Registrant.

     There have been, and it is possible there may be other Federal, state and local legislation and regulations enacted relating to the protection of the environment. Registrant is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties still owned by Registrant.

Results of Operations

Fiscal Year 1994 ("1994") Compared to Fiscal Year 1993 ("1993")

     Operating results, before the minority interest in joint venture operations, improved by $5,411,000 for the year ended September 30, 1994, as compared to 1993, due to a decrease in revenues of $8,702,000 and a decrease in expenses of $14,113,000. Operating results improved primarily due to the sale of Registrant's joint venture interests. With respect to the remaining properties, operating results improved by $2,485,000 for the year ended September 30, 1994, as compared to 1993, due to an increase in revenues of $922,000 and a decrease in expenses of $1,563,000.

     Revenues decreased by $8,702,000 for the year ended September 30, 1994, as compared to 1993, due to the sale of Registrant's joint venture interests. With respect to the remaining properties, revenues increased by $922,000, due to increases in room revenue of $937,000 and other operating revenue of $77,000, which was only partially offset by a decrease in interest and other income of $92,000.

     Room revenue increased at all of Registrant's remaining properties, except for the Residence Inn - Orlando, which declined slightly. The largest increase was at Registrant's Embassy Suites - Tempe property, due to increases in occupancy and average daily room rates. Other operating revenues increased due to an increase in other income at Registrant's Embassy Suites property coupled with an increase in telephone revenue at Registrant's Residence Inn - Orlando property. Interest income decreased due to a decline in average working capital reserves available for investment.

     Expenses declined by $14,113,000, for the year ended September 30, 1994, as compared to 1993, primarily due to the sale of Registrant's joint venture interests. With respect to the remaining properties, expenses decreased by $1,563,000. The decreases in depreciation and amortization expense of $480,000, equity in unconsolidated joint venture's operations of $1,028,000 and interest expense of $601,000, were only partially offset by increases in room expenses of $66,000, other operating expenses of $426,000 and general and administrative expenses of $54,000.

     The increase in room expenses is attributable to the increase in occupancy at Registrant's Embassy Suites Hotel. Other operating expenses increased at all Registrant's remaining properties. The largest increase was at Registrant's Embassy Suites property. General and administrative expenses increased primarily due to costs associated with the management transition. Depreciation and amortization expense decreased due to a significant portion of Registrant's assets becoming fully depreciated in the prior year. The loss from Registrant's unconsolidated joint venture (Holiday Inn Crowne Plaza) decreased due to improved operations at the hotel. Interest expense decreased primarily due to the reduction in the interest rate on the loan encumbering Registrant's Residence Inn - Orlando property (from 10 percent to 6.50 percent) and Registrant prepaying on June 2, 1994, in full satisfaction, the note encumbering Registrant's Embassy Suites property.

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

Item 7. Management's Discussion and Analysis of
        Financial Condition and Results of Operations. (continued)

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

Unconsolidated Joint Venture Operations
(MRI BPF Combined Fund No. 1)

     During fiscal years 1994, 1993 and 1992, Registrant was allocated losses from the unconsolidated joint venture which owns the Holiday Inn Crowne Plaza (formerly the Hyatt Regency Ravinia Hotel). The Consolidated Financial Statements for the unconsolidated joint venture are presented in Item 8, Financial Statements and Financial Statement Schedules. A discussion of its Results of Operations follows:

Fiscal Year 1994 ("1994") Compared to Fiscal Year 1993 ("1993")


     Operating results, prior to minority interest, improved by $1,202,000, for the year ended September 30, 1994, as compared to 1993, as revenues increased by $2,045,000 and expenses increased by $843,000. The significant increase in revenue is attributable to both higher occupancy and average room rates. The increase in expenses is attributable to the increase in occupancy at the hotel.

     In addition, under the terms of the joint venture agreement, the loss from the Holiday Inn Crowne Plaza was allocated in different proportions during the year ended September 30, 1994, as compared to 1993. This combined with improved operations, resulted in a smaller loss being allocated to Registrant.

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

     Depreciation and amortization expense decreased $796,000 in 1993, compared to 1992 as a result of the provision for impairment of value recognized in 1992.

Item 8. Financial Statements and Supplementary Data.

                    MRI BUSINESS PROPERTIES FUND, LTD. III

                       CONSOLIDATED FINANCIAL STATEMENTS

                         YEAR ENDED SEPTEMBER 30, 1994

                                     INDEX

                    MRI BUSINESS PROPERTIES FUND, LTD. III
                            (A LIMITED PARTNERSHIP)

                                                                           Page
                                                                           ----
Independent Auditors' Reports                                               18
Consolidated Financial Statements:
  Balance Sheets at September 30, 1994 and 1993                             20
  Statements of Operations for the Years Ended September 30, 1994, 1993
   and 1992                                                                 21
  Statements of Partners' Equity for the Years Ended September 30, 1994,
   1993 and 1992                                                            22
  Statements of Cash Flows for the Years Ended September 30, 1994, 1993
   and 1992                                                                 23
  Notes to Consolidated Financial Statements                                24
Financial Statement Schedules:
  Schedule X - Consolidated Statements of Operations Information for the

   Years Ended September 30, 1994, 1993 and 1992                            32
  Schedule XI - Real Estate and Accumulated Depreciation at September 30,
   1994                                                                     33

                  MRI BUSINESS PROPERTIES COMBINED FUND NO. 1
                            (A GENERAL PARTNERSHIP)

Independent Auditors' Reports                                               36
Consolidated Financial Statements:
  Balance Sheets at September 30, 1994 and 1993                             37
  Statements of Operations for the Years Ended September 30, 1994, 1993
   and 1992                                                                 38
  Statements of Partners' Equity (Deficit) for the Years Ended
   September 30, 1994, 1993 and 1992                                        39
  Statements of Cash Flows for the Years Ended September 30, 1994, 1993
   and 1992                                                                 40
  Notes to Consolidated Financial Statements                                41
Financial Statement Schedules:
  Schedule X - Consolidated Statements of Operations Information for the
   Years Ended September 30, 1994, 1993 and 1992                            46
  Schedule XI - Real Estate and Accumulated Depreciation at September 30,
   1994                                                                     47

Financial statements and financial schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in this Report.

To the Partners
MRI Business Properties Fund, Ltd. III
Atlanta, Georgia

                         Independent Auditors' Report

We have audited the accompanying consolidated balance sheet of MRI Business Properties Fund, Ltd. III (a limited partnership) (the "Partnership"), and its consolidated joint ventures as of September 30, 1993, and the related consolidated statements of operations, partners' equity and cash flows for the years ended September 30, 1993 and 1992. Our audits also included the financial statement schedules supplied pursuant to Item 14(a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership and its consolidated joint ventures as of September 30, 1993, and the results of their operations and their cash flows for the years ended September 30, 1993 and 1992, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information shown therein.

Deloitte & Touche LLP

San Francisco, California
December 17, 1993

To the Partners
MRI Business Properties Fund, Ltd. III
Atlanta, Georgia

                         Independent Auditors' Report

We have audited the accompanying consolidated balance sheet of MRI Business Properties Fund, Ltd. III (a limited partnership) (the "Partnership"), as of September 30, 1994, and the related consolidated statements of operations, partners' equity and cash flows for the year then ended. Our audit also included the additional information supplied pursuant to Item 14(a)(2). These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MRI Business Properties Fund, Ltd. III as of September 30, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information shown therein.

Imowitz Koenig & Company
Certified Public Accountants


New York, N.Y.
December 2, 1994

                    MRI BUSINESS PROPERTIES FUND, LTD. III

                          CONSOLIDATED BALANCE SHEETS

                                                   SEPTEMBER 30,
                                           ----------------------------
                                               1994            1993
                                           ------------    ------------
ASSETS

Cash and cash equivalents                  $  4,045,000    $  5,088,000
Cash investments                                      -       3,467,000
Accounts receivable and other assets            791,000       2,939,000

Real Estate:
  Real estate                                48,352,000     110,924,000
  Accumulated depreciation                  (15,432,000)    (30,459,000)
  Allowance for impairment of value                   -     (14,348,000)
                                           ------------    ------------
  Real estate, net                           32,920,000      66,117,000
                                           ------------    ------------
  Total assets                             $ 37,756,000    $ 77,611,000
                                           ============    ============
LIABILITIES AND PARTNERS' EQUITY

Accounts payable and other liabilities     $  1,240,000    $  5,678,000
Payable to affiliate of joint venture
 partner                                              -       1,581,000
Due to unconsolidated  joint venture            339,000         147,000
Note payable to affiliate of joint
 venture partner                                      -       2,500,000
Notes payable                                15,791,000      51,799,000
                                           ------------    ------------
  Total liabilities                          17,370,000      61,705,000
                                           ------------    ------------
Minority interest in joint ventures                   -        (444,000)
                                           ------------    ------------
Commitments and Contingencies

Partners' Equity:

General partners (deficit)                   (1,933,000)     (2,014,000)
Limited partners equity (109,027
 assignee units outstanding at
 September 30, 1994 and 1993)                22,319,000      18,364,000
                                           ------------    ------------
  Total partners' equity                     20,386,000      16,350,000
                                           ------------    ------------

  Total liabilities and partners' equity   $ 37,756,000    $ 77,611,000
                                           ============    ============

                See notes to consolidated financial statements.

                    MRI BUSINESS PROPERTIES FUND, LTD. III

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                      YEARS ENDED SEPTEMBER 30,
                              ----------------------------------------
                                  1994          1993          1992
                              -----------   -----------   ------------
Revenues:
  Room revenue                $19,544,000   $25,748,000   $ 25,137,000
  Food and beverage revenue     2,593,000     5,848,000      5,986,000
  Other operating revenue       1,389,000     1,975,000      1,839,000
  Interest and other income       205,000       329,000        932,000
  Gain on sale of joint
   venture interests            1,467,000             -              -
                              -----------   -----------   ------------
  Total revenues               25,198,000    33,900,000     33,894,000

Expenses (including
 $683,000, $1,227,000 and
 $1,625,000 paid to an
 affiliate of a joint
 venture partner, general
 partner and affiliates in
 1994, 1993 and 1992):
  Room expenses                 4,720,000     6,810,000      6,953,000
  Food and beverage expenses    2,331,000     5,491,000      5,890,000
  Other operating expenses      9,690,000    14,624,000     14,850,000
  Depreciation                  1,679,000     2,663,000      4,316,000
  Equity in unconsolidated
   joint ventures' operations     342,000     1,370,000      2,266,000
  Interest                      1,527,000     3,498,000      5,317,000
  General and administrative      469,000       415,000        483,000
  Provision for impairment of
   value                                -             -     11,353,000
                              -----------   -----------   ------------
  Total expenses               20,758,000    34,871,000     51,428,000
                              -----------   -----------   ------------
Income (loss) before minority
 interest in joint ventures'
 operations                     4,440,000      (971,000)   (17,534,000)

Minority interest in joint
 ventures' operations            (404,000)       28,000        651,000
                              -----------   -----------   ------------
Net income (loss)             $ 4,036,000   $  (943,000)  $(16,883,000)
                              ===========   ===========   ============

Net income (loss) per
 limited partnership
 assignee unit                $        36   $        (8)  $       (152)
                              ===========   ===========   ============

                See notes to consolidated financial statements.

                    MRI BUSINESS PROPERTIES FUND, LTD. III

                  CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                 YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992

                                General      Limited        Total
                               Partners'    Partners'     Partners'
                               (Deficit)     Equity        Equity
                             -----------  ------------  ------------
Balance - October 1, 1991    $(1,657,000) $ 35,833,000  $ 34,176,000

  Net (loss)                    (338,000)  (16,545,000)  (16,883,000)
                             -----------  ------------  ------------
Balance - September 30, 1992  (1,995,000)   19,288,000    17,293,000

  Net (loss)                     (19,000)     (924,000)     (943,000)
                             -----------  ------------  ------------
Balance - September 30, 1993  (2,014,000)   18,364,000    16,350,000

  Net income                      81,000     3,955,000     4,036,000
                             -----------  ------------  ------------
Balance - September 30, 1994 $(1,933,000) $ 22,319,000  $ 20,386,000
                             ===========  ============  ============

                See notes to consolidated financial statements.

                    MRI BUSINESS PROPERTIES FUND, LTD. III

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              YEARS ENDED SEPTEMBER 30,
                                       ---------------------------------------
                                           1994         1993          1992
                                       -----------  -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                      $ 4,036,000  $  (943,000)  $(16,883,000)
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
  Depreciation and amortization          1,707,000    2,697,000      4,356,000
  Deferred interest added to note
   payable principal                             -      292,000              -

  Provision for impairment of value              -            -     11,353,000
  Provision for doubtful receivables        (5,000)       9,000        (14,000)
  Minority interest in joint ventures'
   operations                              404,000      (28,000)      (651,000)
  Equity in unconsolidated joint
   ventures' operations                    342,000    1,370,000      2,266,000
  Gain on sale of joint venture
   interests                            (1,467,000)           -              -
  Interest on note receivable from
   affiliate of joint venture partner            -            -       (478,000)
  Changes in operating assets and
   liabilities:
    Accounts receivable and other
     assets                                285,000     (237,000)        23,000
    Receivable from an affiliate of
     joint venture partner                       -            -         59,000
    Accounts payable and other
     liabilities                        (1,079,000)     605,000      1,173,000
    Payable to affiliate of joint
     venture partner                             -            -        275,000
                                       -----------  -----------   ------------
Net cash provided by operating
 activities                              4,223,000    3,765,000      1,479,000
                                       -----------  -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Properties and improvements additions   (1,308,000)  (1,767,000)    (1,466,000)
Unconsolidated joint venture
 contributions                            (150,000)           -        (35,000)
Unconsolidated joint venture
 distributions                                   -            -         75,000
Proceeds from cash investments           5,842,000    4,758,000      4,718,000
Purchase of cash investments            (2,375,000)  (6,739,000)    (4,249,000)
Net proceeds from sale of joint
 venture interests                           2,000            -              -
                                       -----------  -----------   ------------
Net cash provided by (used in)
 investing activities                    2,011,000   (3,748,000)      (957,000)
                                       -----------  -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Joint venture partner contributions              -            -        596,000
Interest on note receivable from
 affiliate of joint venture partner              -            -        478,000
Joint venture partner distributions              -            -    (13,478,000)
Note receivable from affiliate of
 joint venture partner                           -            -     13,000,000
Note payable proceeds                            -            -         23,000
Notes payable principal payments          (277,000)    (152,000)      (170,000)
Satisfaction of note payable            (7,000,000)           -              -
                                       -----------  -----------   ------------
Cash (used in) provided by
 financing activities                   (7,277,000)    (152,000)       449,000
                                       -----------  -----------   ------------
Net (Decrease) Increase in Cash
 and Cash Equivalents                   (1,043,000)    (135,000)       971,000


Cash and Cash Equivalents at
 Beginning of Year                       5,088,000    5,223,000      4,252,000
                                       -----------  -----------   ------------
Cash and Cash Equivalents at the
 End of Year                           $ 4,045,000  $ 5,088,000   $  5,223,000
                                       ===========  ===========   ============
Supplemental Disclosure of Cash
 Flow Information:
  Interest paid                        $ 1,526,000  $ 2,684,000   $  4,593,000
                                       ===========  ===========   ============
Supplemental Disclosure of Non-Cash
 Investing and Financing Activities:
  Deferred interest added to note
   payable principal                   $         -  $   439,000   $          -
                                       ===========  ===========   ============
  Gain on sale of joint venture
   interests - See Note 11.
  Foreclosure of hotel property
   in fiscal year 1992 - See Note 9.

                See notes to consolidated financial statements.

                    MRI BUSINESS PROPERTIES FUND, LTD. III

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization

     MRI Business Properties Fund, Ltd. III (the "Partnership") is a limited partnership organized under the laws of the State of California to acquire, hold for investment, and ultimately sell income-producing hotel properties. The managing general partner is Montgomery Realty Company-85, a California general partnership, and the associate general partner is MRI Associates, Ltd. III ("MRI"), a limited partnership. The general partners of Montgomery Realty Company-85 are Fox Realty Investors ("FRI"), a California general partnership, and Montgomery Realty Corporation, a California Corporation. The Partnership was organized on June 28, 1984, but did not commence operations until December 1985. The capital contributions of $109,027,000 ($1,000 per unit) were made by the limited partners.

     On December 6, 1993, NPI Equity Investments II, Inc. ("MGP") became the managing partner of FRI and assumed operational control over Fox Capital Management Corporation ("FCMC"). As a result, MGP became responsible for the operation and management of the business and affairs of the Partnership and the other investment partnerships sponsored by FRI and/or FCMC. The individuals who had served previously as partners of FRI and as officers and directors of FCMC contributed their general partnership interests in FRI to a newly formed limited partnership, Portfolio Realty Associates, L.P. ("PRA"), in exchange for limited partnership interests in PRA. In the foregoing capacity, such partners will continue to hold indirectly certain economic interests in the Partnership and such other investment partnerships, but will cease to be responsible for the operation and management of the Partnership and such other partnerships.

     On October 12, 1994, National Property Investors, Inc. ("NPI"), the parent of MGP sold one-third of the stock of NPI to an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"). Also, on October 12, 1994, affiliates of Apollo acquired (I) one-third of the stock of the respective general partners of DeForest Ventures I L.P. ("DeForest I") and DeForest Ventures II L.P. ("DeForest II") and (ii) an additional equity interest in NPI-AP Management, L.P. ("NPI-AP"), an affiliate of NPI (bringing its total equity interest in such entity to one-third.) NPI-AP is the sole limited partner of DeForest II and one of the limited partners of DeForest I. DeForest I has been formed for the purpose of making tender offers for limited partnership interests in the Partnership as well as 11 affiliated limited partnerships. DeForest II has been formed for the purpose of making tender offers for limited partnership interests in 7 affiliated limited partnerships (see Note 13).

   Consolidation

     The consolidated financial statements include the Partnership and joint ventures in which the Partnership has a controlling interest. All significant intercompany transactions and balances have been eliminated. The investment in the unconsolidated joint venture is accounted for under the equity method of accounting (see Note 5).

   New Accounting Pronouncements

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

                    MRI BUSINESS PROPERTIES FUND, LTD. III

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Concentration of Credit Risk


     The Partnership maintains cash balances at institutions insured up to $100,000 by the Federal Deposit Insurance Corporation (FDIC). Balances in excess of $100,000 are invested in United States Treasury bills and repurchase agreements, which are collateralized by United States Treasury obligations. Cash balances during the year exceeded insured levels.

   Inventories and Operating Supplies

     Inventories and operating supplies, including linen, china and glassware, are stated generally at the lower of first-in, first-out cost or market.

   Real Estate

     Real estate properties and improvements are stated at cost. A provision for impairment of value is recorded when a decline in the value of a property is determined to be other than temporary as a result of one or more of the following: (1) a property is offered for sale at a price below its current carrying value, (2) a property has significant balloon payments due within the foreseeable future for which the Partnership does not have the resources to meet, and anticipates it will be unable to obtain replacement financing or debt modification sufficient to allow a continued hold of the property over a reasonable period of time, (3) a property has been, and is expected to continue, generating significant operating deficits and the Partnership is unable or unwilling to sustain such deficit results of operations, and has been unable to, or anticipates it will be unable to, obtain debt modification, financing or refinancing sufficient to allow a continued hold of the property for a reasonable period of time or, (4) a property's value has declined based on management's expectations with respect to projected future operational cash flows and prevailing economic conditions. An impairment loss is indicated when the undiscounted sum of estimated future cash flows from an asset, including estimated sales proceeds, and assuming a reasonable period of ownership up to five years, is less than the carrying amount of the asset. The impairment loss is measured as the difference between the estimated fair value and the carrying amount of the asset. In the absence of the above circumstances, properties and improvements will continue to be carried in the financial statements at cost. Acquisition fees are capitalized as a cost of properties and improvements. Properties which were contributed to the joint ventures by the minority joint venture partners are stated at amounts agreed upon among the partners at the date of acquisition or contribution which approximated fair market value. Upon acquisition of the properties, the Partnership contributed cash to the joint ventures equal to its proportionate ownership interest in the joint ventures. Certain payments received from the sellers pursuant to performance guarantee agreements in excess of the hotels' operating income are applied as a reduction of the cost of the related hotel.

   Depreciation

     Depreciation is computed using the straight-line method, based on the estimated useful lives ranging from 5 years to 39 years. Properties for which a provision for impairment of value has been recorded and are expected to be disposed of within the next year are not depreciated.

   Deferred Financing Costs


     Financing costs are deferred and amortized over the lives of the related loans, or expensed, if financing is not obtained.

                    MRI BUSINESS PROPERTIES FUND, LTD. III

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   Net Income (Loss) Per Limited Partnership Assignee Unit

     Net income (loss) per limited partnership assignee unit is computed by dividing net income (loss) allocated to the limited partners by 109,027 assignee units outstanding.

   Income Taxes

     No provision for Federal and state income taxes has been made in the financial statements because income taxes are the obligation of the partners.

   Reclassification

     Certain amounts have been reclassified to conform to the 1994 presentation.

2. TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

     In accordance with the Partnership Agreement, the Partnership may be charged by the general partner and affiliates for services provided to the Partnership. From March 1988 to December 1992 such amounts were assigned pursuant to a services agreement by the general partner and affiliates to Metric Realty Services, L.P. ("MRS"), which performed partnership management and other services for the Partnership. On January 1, 1993, Metric Management, Inc., predecessor to MRS, a company which is not affiliated with the general partner, commenced providing certain property and portfolio management services to the Partnership under a new services agreement. As provided in the new services agreement effective January 1, 1993, no reimbursements were made to the general partner and affiliates after December 31, 1992. Subsequent to December 31, 1992, reimbursements were made to Metric Management, Inc. On December 16, 1993, the service agreement with Metric Management, Inc. was modified and, as a result thereof, the Partnership's general partner assumed responsibility for various partnership services between December 23, 1993 and April 1, 1994. Related party expenses for the years ended September 30, 1994, 1993 and 1992 are as follows:

                                                    1994       1993      1992
                                                  --------   -------   --------
  Reimbursement of expenses:
   Partnership accounting and investor services   $102,000   $52,000   $218,000
   Professional services                            12,000    11,000     44,000

                                                  --------   -------   --------
   Total                                          $114,000   $63,000   $262,000
                                                  ========   =======   ========

     In accordance with the Partnership Agreement, the general partner receives cash distributions as follows: (1) a Partnership management incentive equal to an allocation of ten percent determined on a cumulative, noncompounded basis, of cash available for distribution (as defined in the Partnership Agreement) which is distributed to partners, and (2) a continuing interest representing two percent of cash available for distribution distributed to partners remaining after the allocation of the Partnership management incentive. Subsequent to December 31, 1986, the Partnership management incentive is subordinated to certain cash distributions to the unit holders. There were no cash distributions to the general partner for the years ended September 30, 1994, 1993 and 1992.

     In accordance with the Partnership Agreement, the general partner is entitled to receive an allocation of net income (loss) and taxable income (loss) of two percent.

                    MRI BUSINESS PROPERTIES FUND, LTD. III

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992

3. RELATED PARTY TRANSACTIONS

     Apart from the reimbursements paid to the general partner and affiliates as set forth above, the Partnership has or had agreements with affiliates of its joint venture partners, otherwise non-affiliated third parties, which provide for the management and operation of the joint venture properties. Fees paid pursuant to these agreements are generally based on a percentage of gross revenues from operations of the properties and were $569,000, $1,164,000 and $1,088,000 in 1994, 1993 and 1992.

4. PAYMENT OF NOTE RECEIVABLE FROM AFFILIATE OF JOINT VENTURE PARTNER

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

5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

     In February 1986, the Partnership acquired a 50 percent ownership interest in MRI Business Properties Combined Fund No. 1 ("Combined Fund"), a joint venture with MRI Business Properties Fund, Ltd. II, a California limited partnership affiliated with the Partnership's general partner. The Combined Fund acquired a majority interest in a joint venture, MRI Ravinia Associates, which on March 13, 1986, acquired the Hyatt Regency Ravinia Hotel. In fiscal year 1991 the Combined Fund effected a change in the joint venture ownership
(see discussion below).   The Partnership's interest in the Combined Fund is
reported using the equity method of accounting.

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

     Formal notice of deficiency was sent placing the joint venture partner in default. As a result of such default, in fiscal year 1991 the Combined Fund effected a change in the joint venture ownership by amending their agreement with the joint venture partner and forming a new joint venture with an affiliate of Holiday Inns, Inc. ("Holiday"). The new joint venture entered into a new management agreement with Holiday. As consideration for a 50 percent interest in the new joint venture Holiday has agreed to pay for the costs to terminate the Hyatt Management Agreement, the conversion costs associated with the change to a Holiday Inn Crowne Plaza and the coverage of operational losses up to $5,000,000 for up to the first 5 years of the new joint venture. As a result of the new joint venture, which included Combined Fund's surrender of certain priority returns, there was a reduction, through provision for impairment of value, to the book basis of the property of the Combined Fund of approximately $7.7 million which was recognized in June 1991. In July 1993, the guarantee was exhausted and the Combined Fund and its joint venture partner are now jointly responsible for their share of the operational losses. In October 1993 the Combined Fund and Holiday each contributed $300,000 to cover operational losses. The Partnership intends to continue funding operational losses, if necessary.

     In connection with the above transaction the Partnership finalized an agreement with the lender on the $34,000,000 note payable to extend the current provision for interest only mortgage payments (which had been scheduled to begin amortizing at higher monthly debt service payments in August 1991) through June 1995. In addition the Partnership has the option to extend the modification agreement and the maturity date of the note for an additional four year period through June 1999.

                    MRI BUSINESS PROPERTIES FUND, LTD. III

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992

5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE (continued)

     During fiscal year 1992, the Combined Fund determined that based upon the continuing deterioration of the economic market in Atlanta, Georgia and projected operational cash flows, the decline in value of the Holiday Inn Crowne

Plaza is other than temporary and the recovery of its carrying value is not likely. Accordingly, an additional provision for impairment of value of $4,311,000 was recognized in fiscal year 1992.

6. REAL ESTATE

     Hotel properties and improvements at September 30, 1994 and 1993 are summarized as follows:

                                          1994              1993
                                      ------------      ------------
  Land                                $  8,294,000      $ 21,743,000
  Building and improvements             30,227,000        65,631,000
  Furnishings                            9,831,000        23,550,000
                                      ------------      ------------
  Total                                 48,352,000       110,924,000
  Accumulated depreciation             (15,432,000)      (30,459,000)
  Allowance for impairment of value              -       (14,348,000)
                                      ------------      ------------
  Net real estate                     $ 32,920,000      $ 66,117,000
                                      ============      ============

     For details of the properties with an allowance for impairment of value see Note 11.

7. NOTE PAYABLE TO AFFILIATE OF JOINT VENTURE PARTNER

     This note was secured by a collateral assignment of certain cash distributions from the joint venture which owned the Park Hyatt Hotel. The note required annual interest only payments at 11 percent, payable only to the extent the Partnership received certain distributions. The Partnership stopped accruing interest on the note in fiscal year 1993 when it appeared unlikely that the Partnership would receive any distributions due to the continuing deficit operations at the Park Hyatt Hotel. The note was assumed upon the sale of the Partnership's joint venture interest (see Note 11). Interest accrued and unpaid on the note payable during 1992 totaled $275,000. Interest accrued but unpaid was $1,581,000 at September 30, 1993.

8. NOTES PAYABLE

     The Partnership's Residence Inn properties (Orlando and Sacramento) are pledged as collateral for the related notes payable. The notes currently bear interest at rates from 6.11 percent to 6.50 percent and are payable monthly. The interest rate on the note encumbering the Partnership's Residence Inn - Sacramento property fluctuates monthly.

     On June 2, 1994, the Partnership prepaid, in full satisfaction, the note encumbering its Embassy Suites property in the amount of $7,000,000. The note had been accruing interest at prime plus 1 percent and was due to mature in December 1996.

                    MRI BUSINESS PROPERTIES FUND, LTD. III


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992

8. NOTES PAYABLE (continued)

     The final payments due on notes payable which are not self liquidating:


                                               Date of
           Property            Final Payment   Maturity
  --------------------------   -------------   --------
  Residence Inn - Orlando        $7,569,000       9/97
  Residence Inn - Sacramento      7,301,000      10/97

     The following is a summary of the anticipated future principal payments on the notes and capital leases:

   Year Ending
  September 30,      Amount
  -------------   -----------
      1995        $   293,000
      1996            304,000
      1997         15,194,000
                  -----------
      Total       $15,791,000
                  ===========

9. FORECLOSURE OF HOTEL PROPERTY

     On February 6, 1992, the Partnership was informed that the Troy Hilton
Inn, located in Troy, Michigan, was acquired through foreclosure on November 26, 1991 by the holder of the first note. Accordingly, the Partnership was relieved of its liability for the first note payable of $16,010,000 (which had been due in 1990) and accrued and deferred interest payable of $132,000. The loss on disposition was $11,715,000 which had been recognized in prior years. The consolidated financial statements for fiscal year 1992 do not include operating results of the Troy Hilton Inn as the Partnership relinquished control of the property upon appointment of a receiver to operate the property in February 1991.

10. RENTAL COMMITMENTS

     The Partnership satisfied all rental commitments on operating leases during fiscal year 1994.

     Rental expenses for all operating leases were $28,000, $142,000 and $193,000 in 1994, 1993 and 1992, respectively.

11. GAIN ON SALE OF JOINT VENTURE INTERESTS

     On March 7, 1994, the partnership sold its 60 percent interest in the Park Hyatt Water Tower Associates Joint Venture, which owned the Park Hyatt Hotel,

located in Chicago, Illinois to an affiliate of the joint venture partner. The sales price of $5,831,000 is comprised of the following: (1) the assumption of the purchase money note payable to an affiliate of the joint venture partner in the amount of $2,500,000, (2) accrued and unpaid interest to an affiliate of the joint venture partner of $1,581,000 assumed by the buyer, and (3) cash of $1,750,000. The sale resulted in a gain of approximately $543,000. The Partnership had recorded a provision for impairment of value of $6,985,000 during fiscal year 1992.

                    MRI BUSINESS PROPERTIES FUND, LTD. III

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992

11.  GAIN ON SALE OF JOINT VENTURE INTERESTS (continued)

     On March 15, 1994, the Partnership sold its 65 percent interest in the Washington Park Hotel Associates Joint Venture, which owned the Radisson Park Terrace Hotel, located in Washington, D.C. for $1,455,000 in cash, to its joint venture partner. The sale, after expenses, resulted in a gain of approximately $924,000. The Partnership had recorded a provision for impairment of value of $7,363,000, of which $2,755,000 was recognized in fiscal year 1990 and the remaining $4,608,000 was recognized in fiscal year 1992.

12. RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

     The differences between the method of accounting for income tax reporting and the accrual method of accounting used in the financial statements are as follows:

                                        1994           1993          1992
                                    ------------   -----------   ------------
Net income (loss) - financial
 statements                         $  4,036,000   $  (943,000)  $(16,883,000)
Differences resulted from:
  Provision for impairment of value            -             -     11,593,000
  Depreciation and amortization         (423,000)   (1,150,000)       454,000
  Minority interest in joint
   ventures' operations               (1,584,000)      (22,000)    (2,875,000)
  Equity in unconsolidated joint
   venture's operations                 (612,000)      340,000      1,684,000
  Loss on property disposition       (13,525,000)            -     (8,164,000)
  Interest and financing costs            12,000    (1,133,000)       340,000
  Other                                   (8,000)      610,000        119,000
                                    ------------   -----------   ------------
Net (loss) - income tax method      $(12,104,000)  $(2,298,000)  $(13,732,000)
                                    ============   ===========   ============
Taxable (loss) per limited
 partnership assignee unit after
 giving effect to the allocation
 to the general partner               $       (109)  $       (21)  $       (123)

                                      ============   ===========   ============

                                           1994          1993          1992
                                       -----------   -----------   -----------
Partners' equity - financial
 statements                            $20,386,000   $16,350,000   $17,293,000
Differences resulted from:
  Deferred sales commissions and
   organization costs                   11,309,000    11,309,000    11,309,000
  Provision for impairment of value              -    14,348,000    14,348,000
  Depreciation and amortization         (1,754,000)   (1,331,000)     (181,000)
  Minority interest in joint
   ventures' operations                 (1,635,000)      (51,000)      (29,000)
  Equity in unconsolidated joint
   venture's operations                  8,970,000     9,582,000     9,242,000
  Sale of joint venture interests          823,000             -             -
  Interest and financing costs            (523,000)     (535,000)      598,000
  Other                                  1,735,000     1,743,000     1,133,000
                                       -----------   -----------   -----------
Partners' equity - income tax method   $39,311,000   $51,415,000   $53,713,000
                                       ===========   ===========   ===========

                    MRI BUSINESS PROPERTIES FUND, LTD. III

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992

13.  SUBSEQUENT EVENT - TENDER AND LITIGATION

     On November 30, 1994, DeForest I acquired 26,502 limited partnership units or 24.3% of total limited partnership units of the Partnership (see Note 1).

     In November 1994, Bonnie L. Ruben and Sidney Finkel, limited partners of MRI Business Properties Fund, Ltd. III and MRI Business Properties Fund, Ltd. II, commenced an action in the United States District Court, Northern District of Georgia, against, among others, MGP. The action alleges, among other things, that the tender offer constitutes (a) a breach of the fiduciary duty owed to the limited partners of the Partnership, and (b) a breach of, or an inducement to breach, the provisions of the Partnership Agreement of the Partnership. The action, which has been brought as a class action on behalf of limited partners, sought to enjoin the tender offer as well as monetary damages in an unspecified amount. The plaintiffs subsequently withdrew their request for a preliminary injunction but are still seeking monetary damages. MGP believes that the action is without merit and intends to vigorously defend this action.

     In addition, limited partners in certain affiliated limited partnerships have instituted lawsuits against, among others, MGP and FRI, relating to the tender offer (see Note 1). MGP believes these lawsuits are without merit.

                                                                     SCHEDULE X
                    MRI BUSINESS PROPERTIES FUND, LTD. III

               CONSOLIDATED STATEMENTS OF OPERATIONS INFORMATION

               FOR THE YEARS ENDED SEPTEMBER 1994, 1993 AND 1992

         COLUMN A                           COLUMN B

                                      Charged to Expenses
                             ------------------------------------
           Item                 1994         1993         1992
           ----              ----------   ----------   ----------
1. Depreciation (1)          $1,679,000   $2,663,000   $4,316,000
                             ==========   ==========   ==========
2. Maintenance and repairs   $1,296,000   $1,945,000   $2,064,000
                             ==========   ==========   ==========
3. Advertising               $2,652,000   $3,950,000   $3,556,000
                             ==========   ==========   ==========
4. Property taxes (2)        $  675,000   $1,438,000   $2,099,000
                             ==========   ==========   ==========

   As to items omitted, amounts did not exceed one percent of total revenues.

(1) The Partnership stopped recording depreciation on Radisson Park Terrace Hotel and Park Hyatt Hotel since October 1991 and April 1993, respectively.

(2) The Partnership ceased accruing property taxes on the Park Hyatt Hotel totaling $570,000 beginning in April 1993.

                                                                    SCHEDULE XI
                    MRI BUSINESS PROPERTIES FUND, LTD. III

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                              SEPTEMBER 30, 1994

     COLUMN        COLUMN        COLUMN              COLUMN                   COLUMN               COLUMN     COLUMN    COLUMN
       A             B             C                   D                        E                    F          G         H

                                                Cost Capitalized       Gross Amount at Which
                               Initial Cost        Subsequent               Carried at
                              to Partnership     to Acquisition         Close of Period (1)
                            -----------------  -------------------  ----------------------------   Accumu-
                                    Buildings                               Buildings               lated      Year      Date
                   Encum-              and                                     and                Deprecia-     of        of
                   brances          Improve-   Improve-  Carrying           Improve-                 tion    Construc-  Acqui-
Description          (5)     Land     ments      ments   Costs (6)   Land     ments    Total (2)    (3)(4)     tion     sition
- -----------        -------  ------  ---------  --------  ---------  ------  ---------  ---------  ---------  ---------  ------
                                                              (Amounts in thousands)
PARTNERSHIP:


Embassy Suites -
 Tempe Hotel
 Tempe, Arizona    $     -  $2,522   $12,440    $2,782              $2,522   $15,222    $17,744    $ 6,829     1984     12/86

Residence Inn -
 Orlando
 Orlando, Florida    8,027   1,927    12,373     1,372    $(300)     1,927    13,445     15,372      4,472     1984      9/87

Residence Inn -
 Sacramento
 Sacramento,
 California          7,764   3,844    10,615       920     (143)     3,845    11,391     15,236      4,131     1986      9/87
                   -------  ------   -------    ------    -----     ------   -------    -------    -------
Total Partnership  $15,791  $8,293   $35,428    $5,074    $(443)    $8,294   $40,058    $48,352    $15,432
                   =======  ======   =======    ======    =====     ======   =======    =======    =======
                            See accompanying notes.

                                                                    SCHEDULE XI
                    MRI BUSINESS PROPERTIES FUND, LTD. III

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                              SEPTEMBER 30, 1994

NOTES:

(1) The aggregate cost for Federal income tax purposes is $48,389,000.

(2) Balance, October 1, 1991                                       $143,957,000
    Improvements capitalized subsequent to acquisition                1,466,000
    Cost of property disposition                                    (36,266,000)
                                                                   ------------
    Balance, September 30, 1992                                     109,157,000
    Improvements capitalized subsequent to acquisition                1,767,000
                                                                   ------------
    Balance, September 30, 1993                                     110,924,000
    Improvements capitalized subsequent to acquisition                1,308,000
    Sale of Joint Venture Interest - Park Hyatt Hotel               (37,456,000)
    Sale of Joint Venture Interest - Radisson Park Terrace Hotel    (26,424,000)
                                                                   ------------
    Balance, September 30, 1994                                    $ 48,352,000
                                                                   ============
(3) Balance, October 1, 1991                                       $ 31,757,000
    Additions charged to expense                                      4,315,000
    Accumulated depreciation on property dispositions                (8,276,000)
                                                                   ------------
    Balance, September 30, 1992                                      27,796,000
    Additions charged to expense                                      2,663,000
                                                                   ------------
    Balance, September 30, 1993                                      30,459,000
    Additions charged to expense                                      1,679,000
    Sale of Joint Venture Interest - Park Hyatt Hotel               (10,738,000)

    Sale of Joint Venture Interest - Radisson Park Terrace Hotel     (5,968,000)
                                                                   ------------
    Balance, September 30, 1994                                    $ 15,432,000
                                                                   ============

(4) Depreciation is computed on lives ranging from 5 to 39 years.

(5) Encumbrances shown include capital lease obligations.

(6) Certain revenues received from the original sellers in excess of the properties net operating income for a specified period of time after acquisition, have been applied as a reduction of the cost of the related property.


                  MRI BUSINESS PROPERTIES COMBINED FUND NO. 1

                       CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED SEPTEMBER 30, 1994 AND 1993

                          INDEPENDENT AUDITORS' REPORT

MRI Business Properties Combined Fund No. 1

We have audited the accompanying consolidated balance sheet of MRI Business
Properties Combined Fund No. 1 (a general partnership) and its joint venture as of September 30, 1994, and the related consolidated statements of operations, partners' equity (deficiency) and cash flows for the year then ended. Our audit also included the consolidated statement of operations information (Schedule X) for the year ended September 30, 1994 and the schedule of real estate and accumulated depreciation (Schedule XI) as of September 30, 1994. These financial statements and financial statement schedules are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based upon our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the 1994 financial statements referred to above present fairly, in all material respects, the financial position of MRI Business Properties
Combined Fund No. 1 as of September 30, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information shown therein.

TAUBER & BALSER, P.C.

Atlanta, Georgia
November 1, 1994

                  MRI BUSINESS PROPERTIES COMBINED FUND NO. 1
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1994 AND 1993

                                    ASSETS


                                              1994                  1993
                                          ------------          ------------
Cash and cash equivalents                 $    561,000          $    302,000
Restricted cash                                564,000               739,000
Accounts receivable, less allowance
  for uncollectible accounts of
  $39,000 for each year                      1,132,000             1,132,000
Inventory                                       74,000                92,000
Prepaid expenses and other                      27,000                26,000

Property and improvements                   62,898,000            72,212,000
Accumulated depreciation                   (16,335,000)          (25,472,000)
Allowance for impairment of value          (11,962,000)          (11,962,000)
                                          ------------          ------------
  Net property and improvements             34,601,000            34,778,000

Deferred financing costs, net                        -                45,000
Organization costs, net                         90,000               139,000
                                          ------------          ------------
TOTAL ASSETS                              $ 37,049,000          $ 37,253,000
                                          ============          ============

                              LIABILITIES AND PARTNERS' DEFICIENCY

Accounts payable                          $    507,000          $    796,000
Accrued interest                               266,000               266,000
Accrued property taxes                         151,000                45,000
Other liabilities                            1,396,000             1,076,000
Management fee payable to
 affiliate                                     964,000               550,000
Due to affiliates                            1,131,000             1,121,000
Note payable                                34,000,000            34,000,000
                                          ------------          ------------
Total liabilities                           38,415,000            37,854,000

Joint venturer's interest                     (689,000)             (308,000)
                                          ------------          ------------
Partners' deficiency
 MRI BPF, Ltd. II                             (338,000)             (146,000)
 MRI BPF, Ltd. III                            (339,000)             (147,000)
                                          ------------          ------------
                                              (677,000)             (293,000)
                                          ------------          ------------
TOTAL LIABILITIES AND PARTNERS'
   DEFICIENCY                              $37,049,000           $37,253,000
                                          ============          ============

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  MRI BUSINESS PROPERTIES COMBINED FUND NO. 1
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       FOR THE YEARS ENDED SEPTEMBER 30,

                                           1994          1993          1992
                                       -----------   -----------   -----------
Revenues:
  Rooms                                $12,037,000   $10,065,000   $ 9,044,000
  Food and beverage                      6,602,000     6,687,000     6,730,000
  Other                                    741,000       588,000       677,000
  Interest                                  22,000        17,000        68,000
                                       -----------   -----------   -----------
    Total revenues                      19,402,000    17,357,000    16,519,000

Expenses (including $2,374,000,
 $2,001,000 and $1,741,000 paid or
 payable to an affiliate of the
 joint venture partner in 1994,
 1993, and 1992):
  Rooms                                  3,158,000     2,705,000     2,843,000
  Food and beverage                      5,268,000     5,428,000     5,863,000
  Other operating                        7,445,000     6,882,000     6,936,000
  Depreciation and amortization          1,709,000     1,644,000     2,440,000
  Interest                               3,187,000     3,248,000     3,248,000
  General and administrative                     -        17,000        38,000
  Provision for impairment of
   value                                         -             -     4,311,000
                                       -----------   -----------   -----------
    Total expenses                      20,767,000    19,924,000    25,679,000
                                       -----------   -----------   -----------
LOSS BEFORE JOINT VENTURER'S INTEREST
 IN OPERATIONS                          (1,365,000)   (2,567,000)   (9,160,000)

JOINT VENTURER'S INTEREST IN
 OPERATIONS                                681,000       135,000     4,627,000
                                       -----------   -----------   -----------
NET LOSS                               $  (684,000)  $(2,432,000)  $(4,533,000)
                                       ===========   ===========   ===========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  MRI BUSINESS PROPERTIES COMBINED FUND NO. 1
           CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
             FOR THE YEARS ENDED SEPTEMBER 30, 1994, 1993 AND 1992

                               MRI Business        MRI Business
                             Properties Fund,    Properties Fund,
                                 Ltd. II             Ltd. III          Total
                             ----------------    ----------------   -----------
Balance, October 1, 1991       $ 3,223,000         $ 3,529,000      $ 6,752,000

Capital contributions               35,000              35,000           70,000

Distributions                      (75,000)            (75,000)        (150,000)


Net loss                        (2,267,000)         (2,266,000)      (4,533,000)
                               -----------         -----------      -----------
Balance, September 30, 1992        916,000           1,223,000        2,139,000

Net loss                        (1,062,000)         (1,370,000)      (2,432,000)
                               -----------         -----------      -----------
Balance, September 30, 1993       (146,000)           (147,000)        (293,000)

Capital contributions              150,000             150,000          300,000

Net loss                          (342,000)           (342,000)        (684,000)
                               -----------         -----------      -----------
Balance, September 30, 1994    $  (338,000)        $  (339,000)     $  (677,000)
                               ===========         ===========      ===========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  MRI BUSINESS PROPERTIES COMBINED FUND NO. 1
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED SEPTEMBER 30,

                                           1994          1993          1992
                                       -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                              $  (684,000)  $(2,432,000)  $(4,533,000)
 Adjustments to reconcile net loss
  to net cash provided (used) by
  operating activities:
   Depreciation and amortization         1,709,000     1,704,000     2,501,000
   Provision for impairment of value             -             -     4,311,000
   Provision for doubtful receivables            -         2,000        50,000
   Joint Venturer's interest in
    operations                            (681,000)     (135,000)   (4,627,000)
   Net changes in:
    Accounts receivable                          -      (118,000)      128,000
    Inventory                               18,000        11,000         6,000
    Prepaid expenses and other              (1,000)       27,000        14,000
    Accounts payable, accrued
     expenses and other liabilities        551,000        60,000       184,000
                                       -----------   -----------   -----------
 Net cash provided (used) by
  operating activities                     912,000      (881,000)   (1,966,000)
                                       -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property and equipment  (1,438,000)   (2,372,000)   (1,043,000)
 Release from restricted cash              175,000       489,000        63,000
 Organization costs paid                         -             -       (50,000)
                                       -----------   -----------   -----------
 Net cash used by investing activities  (1,263,000)   (1,883,000)   (1,030,000)
                                       -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

 Capital contributions                     600,000             -        70,000
 Increase in due to affiliates              10,000     1,121,000             -
 Joint venture partner contributions             -     1,700,000     2,600,000
 Distributions                                   -             -      (150,000)
                                       -----------   -----------   -----------
 Net cash provided by financing
  activities                               610,000     2,821,000     2,520,000
                                       -----------   -----------   -----------
 NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                         259,000        57,000      (476,000)

CASH AND CASH EQUIVALENTS:
 BEGINNING OF YEAR                         302,000       245,000       721,000
                                       -----------   -----------   -----------
 END OF YEAR                           $   561,000   $   302,000   $   245,000
                                       ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Interest paid                        $ 3,188,000   $ 3,188,000   $ 3,187,000
                                       ===========   ===========   ===========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  MRI BUSINESS PROPERTIES COMBINED FUND NO. 1
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   ORGANIZATION AND NATURE OF THE BUSINESS

     MRI Business Properties Combined Fund No. 1 ("Partnership") is a general partnership organized February 18, 1986 under the laws of the State of California to obtain a 50 percent interest in a Joint Venture which acquired the Ravinia Hotel. The general partners of the Partnership are MRI Business
Properties Fund, Ltd. II ("MRI BPF, Ltd. II") and MRI Business Properties Fund,
Ltd. III ("MRI BPF, Ltd. III") which are California limited partnerships affiliated through their managing general partners.

     The Partnership is a 50 percent owner in a joint venture with Holiday Inn
Ravinia, Inc., a wholly-owned subsidiary of Holiday Inn Worldwide, Inc. This joint venture owns a 495-room hotel operated as the Holiday Inn Crowne Plaza
Ravinia in Atlanta, Georgia. Losses of the joint venture are allocated to its owners pursuant to the venture agreement based on ownership.

   CONSOLIDATION

     The consolidated financial statements include the Partnership and a joint venture in which the Partnership has a 50 percent interest. The Joint Venture's fiscal year ends on the Thursday prior to September 30 of each year. The year ended September 29, 1994 contained 53 weeks. All significant intercompany transactions and balances have been eliminated.


   CASH AND CASH EQUIVALENTS

     The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be "cash equivalents".

   INVENTORIES

     Inventories consist of operating supplies (including linen, china and glassware) and are recorded under the first-in, first-out method and are generally stated at the lower of cost or market.

   ORGANIZATION COSTS

     Organization costs are deferred and amortized over five years using the straight-line method.

   DEFERRED FINANCING COSTS

     Deferred financing costs are deferred and amortized over five years using the straight-line method.

                  MRI BUSINESS PROPERTIES COMBINED FUND NO. 1
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   PROPERTY AND IMPROVEMENTS AND DEPRECIATION

     Property and improvements are stated at cost. A provision for impairment of value was recorded for the property since the property's value had declined based on management's expectations with respect to projected future operational cash flows and prevailing economic conditions. In the absence of the above circumstances, property and improvements are stated at cost. Acquisition fees are capitalized as a cost of property and improvements.

     Depreciation is computed by the straight-line method over estimated useful lives of 27-40 years for building and improvements and 5-6 years for furnishings.

   INCOME TAXES

     MRI Business Properties Combined Fund No. 1 is not subject to income taxes, because it is a Partnership. Instead, each partner is taxed on its share of the Partnership's taxable income, whether or not distributed, and is entitled to deduct on its own income tax return its share of the Partnership net losses to the extent of their tax basis in the partnership.

   RECLASSIFICATION OF FINANCIAL STATEMENT PRESENTATION

     Certain reclassifications have been made to the 1993 financial statements to conform with the 1994 financial statement presentation. Such reclassifications have had no effect on net loss as previously reported.


NOTE 2 - RESTRICTED CASH

     Restricted cash represents monies maintained in an account in accordance with the management agreement on the Holiday Inn Crowne Plaza Ravinia in order to meet future capital requirements. Pursuant to the management agreement, monthly funding is required by the property in the amount of 5 percent of monthly Adjusted Gross Revenues.

NOTE 3 - ACCOUNTS RECEIVABLE

     Accounts receivable consists of trade receivables due the hotel from guests, corporations, associations and governments.

                  MRI BUSINESS PROPERTIES COMBINED FUND NO. 1
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT

NOTE 4 - PROPERTY AND IMPROVEMENTS

     Hotel property and improvements at September 30, 1994 are summarized as follows:

                                        1994              1993
                                    ------------      ------------
  Land                              $  9,108,000      $  9,108,000
  Building and improvements           45,179,000        45,069,000
  Furnishings                          8,611,000        18,035,000
                                    ------------      ------------
                                      62,898,000        72,212,000

  Accumulated depreciation           (16,335,000)      (25,472,000)
  Allowance for impairment
    of value (see Note 5)            (11,962,000)      (11,962,000)
                                    ------------      ------------
  Net property and improvements     $ 34,601,000      $ 34,778,000
                                    ============      ============

     Differences exist between financial statement and federal income tax bases as a result of accelerated depreciation methods. The depreciable property basis used for tax purposes as of September 30, 1994 and 1993 is $37,617,000 and $36,398,000 along with accumulated depreciation of $7,546,000 and $5,004,000, respectively. Depreciation expense for tax purposes as of September 30, 1994, 1993, and 1992 amounts to $3,617,000, $3,317,000, and $2,674,000, respectively.

NOTE 5 - PROVISION FOR IMPAIRMENT OF VALUE

     The impairment of value (see Note 4) is a result of a reduction in the book basis of the hotel in the amounts of $4,311,000 and $7,651,000 in 1992 and 1991, respectively. For these years, the joint venture determined that based upon the continuing deterioration of the economic market in Atlanta, Georgia and projected operational cash flows, the decline in value of the hotel was other than temporary and that recovery of its carrying value was not likely.


NOTE 6 - DUE TO AFFILIATES

     Of the $1,131,000 due to affiliates, $10,000 is due to an affiliate of the Partnership while the remainder represents a non-interest bearing advance from Holiday Inn Worldwide, Inc. issued in 1993. These advances are unsecured.

                  MRI BUSINESS PROPERTIES COMBINED FUND NO. 1
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT

NOTE 7 - NOTE PAYABLE

     Property and improvements are pledged as collateral for the note payable of $34,000,000 which bears interest at 9.375% per annum. The note requires monthly payments of interest only with a balloon payment in July 1995 of all outstanding principal and unpaid interest. The agreement also provides the joint venture with an option for an extension of the maturity date until June 1999. The interest rate applicable to the extended period is determined in accordance with the loan agreement on the date the option is exercised. It is management's intent to exercise this option.

NOTE 8 - CAPITAL CONTRIBUTIONS

     In October 1993, the Partnership and Holiday Inn Ravinia, Inc.
contributed a total of $600,000 to fund the operations of the Holiday Inn Crowne
Plaza Ravinia. The Joint Venture expects to continue to receive funding from its joint venture partners, if necessary.

   RELATED PARTY TRANSACTIONS

     The Partnership has an agreement with Holiday Inn Worldwide, Inc. to provide for the management and operation of the joint venture property. Fees paid or payable pursuant to these agreements are based on a percentage of gross revenues from operations of the property. The percentages used for these fees, per the related agreement, are 4% of Adjusted Gross Revenues and 10% of Gross
Operating Profit, as defined in the contract.

                                    1994             1993             1992
                                -----------      -----------      -----------
  Adjusted Gross Revenues       $19,375,000      $17,258,000      $16,325,000
  Basic Management Fee              775,000          690,000          653,000

  Gross Operating Profit        $ 4,705,000      $ 3,242,000      $ 1,689,000
  Incentive Management Fee          471,000          324,000          169,000

     Pursuant to the management agreement, incentive management fees are accrued at year-end, if unpaid. Accrued incentive management fees amounted to $964,000 and $493,000 for the fiscal years ended 1994 and 1993, respectively and are included in other liabilities.


                  MRI BUSINESS PROPERTIES COMBINED FUND NO. 1
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT

NOTE 8 - RELATED PARTY TRANSACTIONS (continued)

     In addition, Holiday Inn Worldwide, Inc. provides certain services to the Partnership at cost reimbursement. The services provided and the related expenses to the Partnership were, exclusive of management fees, for the years ended September 30:

                                     1994             1993            1992
                                  ----------        --------        --------
  Administrative services         $  149,000        $139,000        $ 71,000
  Advertising services               360,000         274,000         274,000
  Reservation services               121,000         100,000          91,000
  Insurance (Property,
    Liability, and Workmen's
    Compensation)                    498,000         474,000         483,000
                                  ----------        --------        --------
                                  $1,128,000        $987,000        $919,000
                                  ==========        ========        ========

     In addition, Holiday Inn Worldwide, Inc. provides payroll and asset acquisition services for the Partnership which are included in the basic management fee. Amounts due to Holiday Inn Worldwide, Inc. for these services as of September 30, 1994 and 1993 are $492,000 and $60,000, respectively,

                  MRI BUSINESS PROPERTIES COMBINED FUND NO.1
               CONSOLIDATED STATEMENTS OF OPERATIONS INFORMATION
                       FOR THE YEARS ENDED SEPTEMBER 30,

                                  SCHEDULE X

COLUMN A                                   COLUMN B
- --------                     ------------------------------------
Item                            1994         1993         1992
- ----                         ----------   ----------   ----------
1. Depreciation              $1,614,000   $1,594,000   $2,390,000

2. Maintenance and repairs     $983,000     $947,000   $1,025,000

3. Advertising               $1,261,000   $1,284,000   $1,495,000

4. Property taxes              $535,000     $421,000     $639,000


As to items omitted, amounts did not exceed one percent of total revenues.

                  MRI BUSINESS PROPERTIES COMBINED FUND NO. 1
                   REAL ESTATE AND ACCUMULATED DEPRECIATION

                              SEPTEMBER 30, 1994

                                  SCHEDULE XI


  COLUMN           COLUMN        COLUMN              COLUMN                   COLUMN               COLUMN     COLUMN     COLUMN
    A                B             C                   D                        E                    F          G          H

                                                Cost Capitalized       Gross Amount at Which
                               Initial Cost        Subsequent               Carried at
                              to Partnership     to Acquisition         Close of Period (1)
                            -----------------  -------------------  ----------------------------   Accumu-
                                    Buildings                               Buildings               lated      Year       Date
                   Encum-              and                                     and                Deprecia-     of         of
                   brances          Improve-   Improve-  Carrying           Improve-                 tion    Construc-   Acqui-
Description          (5)     Land     ments      ments   Costs (6)   Land     ments    Total (2)    (3)(4)     tion      sition
- -----------        -------  ------  ---------  --------  ---------  ------  ---------  ---------  ---------  ---------  -------
                                                              (Amounts in thousands)
JOINT VENTURE:
Holiday Inn
 Crowne Plaza (5)
 Atlanta, Georgia  $34,000  $9,108   $47,321    $6,469       -      $9,108   $53,790    $62,898    $28,297     1986     3/13/86
                   =======  ======   =======    ======    =======   ======   =======    =======    =======

NOTES:

(1) The aggregate cost for Federal income tax purposes is $65,630,000.

(2) Balance, October 1, 1991                                      $ 68,797,000
    Improvements capitalized subsequent to acquisition               1,043,000
                                                                  ------------
    Balance, September 30, 1992                                     69,840,000
    Improvements capitalized subsequent to acquisition               2,372,000
                                                                  ------------
    Balance, September 30, 1993                                     72,212,000
    Improvements capitalized subsequent to acquisition               1,437,000
    Write off of fully depreciated assets                          (10,751,000)
                                                                  ------------
    Balance, September 30, 1994                                   $ 62,898,000
                                                                  ============

(3) Balance, October 1, 1991                                      $ 29,139,000
    Additions charged to expense                                     2,390,000
    Allowance for impairment of value                                4,311,000
                                                                  ------------
    Balance, September 30, 1992                                     35,840,000
    Additions charged to expense                                     1,594,000
                                                                  ------------
    Balance, September 30, 1993                                     37,434,000
    Additions charged to expense                                     1,614,000
    Write off of fully depreciated assets                          (10,751,000)

                                                                  ------------
    Balance, September 30, 1994                                   $ 28,297,000
                                                                  ============

(4) Depreciation is computed on lives ranging from five to forty years.

(5) Formerly Hyatt Regency Ravinia Hotel.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Effective April 22, 1994, Registrant dismissed its prior Independent Auditors, Deloitte & Touche ("Deloitte") and retained as its new Independent Auditors, Imowitz Koenig & Company. Deloitte's Independent Auditors' Report on Registrant's financial statements for fiscal years ended September 30, 1993 and 1992 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Managing General Partner's Directors. During fiscal years ended 1992, 1993 and through April 22, 1994 there were no disagreements between Registrant and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Deloitte, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

     Effective April 22, 1994, Registrant engaged Imowitz Koenig & Company as its Independent Auditors. During the last two fiscal years and through April 22, 1994, Registrant did not consult Imowitz Koenig & Company regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

     Neither the Registrant, Montgomery Realty Company-85 (MRC), the general partner of Registrant, nor FRI, the general partner of MRC, has any officers or directors. NPI Equity Investments II, Inc. (NPI Equity II), the Managing General Partner of FRI, manages and controls substantially all of Registrants affairs and has general responsibility and ultimate authority in all matters affecting its business. NPI Equity is a wholly owned subsidiary of National Property Investors, Inc. (NPI). NPI Equity II and its affiliates also control, or act as, the managing general partner of 30 other public limited partnerships. All of these partnerships are engaged in the acquisition, leasing and disposition of real estate. As of December 1, 1994, the names, ages and positions held by the officers and directors of NPI Equity II are as follows:

                                                      Has served as a Director
                                                        and/or Officer of NPI
Name and Age                     Positions Held               Equity II
- ------------                 ----------------------   ------------------------
Michael L. Ashner (42)       President and Director        12/93


Martin Lifton (62)           Chairman and Director         12/93

Arthur N. Queler (48)        Secretary/Treasurer           12/93
                              and Director

G. Bruce Lifton (30)         Vice President                12/93

Steven Lifton (33)           Vice President and            12/93 (Director
                              Director                      10/94)

W. Edward Scheetz (29)       Director                      10/94

Ricardo Koenigsberger (28)   Director                      10/94

Lee Neibart (44)             Director                      10/94

     Michael L. Ashner has been President and Director of NPI and a Director of NPI Property Management Corporation (NPI Management) since their formation in 1984. As the President and a Director of NPI, Mr. Ashner has been involved with the sponsoring of approximately 35 limited partnerships. Mr. Ashner is also the President and Director of NPI Equity Investments, Inc. (NPI Equity) and NPI Equity II, each a wholly owned subsidiary of NPI. NPI Equity and NPI Equity II control, or are, the managing general partners of 31 public partnerships. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships. Prior to forming NPI, in 1984, Mr. Ashner served as a general partner of seven real estate limited partnerships that were formed by Exeter Capital Corporation to own and operate income producing real estate, including apartments, commercial office space and retail space. He received his A.B. degree cum laude from Cornell University and received a J.D. degree magna cum laude from the University of Miami School of Law, where he was an editor of the law review.

     Martin Lifton is the Chairman of NPI and a Director of NPI Equity, NPI Equity II and NPI Management. In addition, Mr. Lifton is Chairman and President of The Lifton Company, a real estate investment firm. Since entering the real estate business over 35 years ago, Mr. Lifton has engaged in a wide range of real estate activities, including the purchase of apartment complexes and other properties in the New York City metropolitan area and in the southeastern United States. Mr. Lifton's firm currently owns several apartment buildings in New York City and Mr. Lifton is a partner in four industrial warehouse buildings in California and an office building in Baltimore. In partnership with NPI, Mr. Lifton has purchased interests in five apartment complexes since 1988. Mr. Lifton was also one of the founders of The Bank of Great Neck located in Great Neck, New York, of which he currently is Chairman. Mr. Lifton received his B.S. degree from the New York University.

     Arthur N. Queler is a co-founder of NPI of which he has been Executive Vice President, Treasurer, Secretary and Director since 1984. Mr. Queler is also the Vice President, Secretary, Treasurer and Director of NPI Management, NPI Equity

and NPI Equity II. In addition, since 1983, Mr. Queler has been President of ANQ Securities, Inc., a NASD registered broker-dealer firm which has been responsible for supervision of licensed brokers and coordination with a nationwide broker-dealer network for the marketing of NPI investment programs. Mr. Queler is a certified public accountant. He received his B.A. and M.B.A. degrees from the City College of New York.

     G. Bruce Lifton was appointed a Vice President of NPI in January 1991 and has been a director since 1992. Mr. Lifton is also a director of NPI Management. He is also a Vice President of The Lifton Company, in which position he has served for over five years with responsibility for supervising the rehabilitation of several large apartment complexes. As an officer of The Lifton Company, Mr. Lifton has been involved in a wide range of matters, including apartment management, refinancing and cooperative conversion. Mr. Lifton holds an A.B. degree from Tulane University as well as a B.S.M. degree from the Freeman School of Business. He is a son of Martin Lifton and the brother of Steven Lifton.

     Steven Lifton is a Vice President of NPI having been appointed to this position in January 1991 and has been a director since 1992. In addition, he is a Senior Vice President of The Lifton Company. With The Lifton Company he has had extensive involvement in the budgeting, refinancing, rehabilitation and overall operation of several thousand apartment units. Mr. Lifton has also supervised the operation of other companies affiliated with The Lifton Company which are engaged in the business of real estate brokerage, second mortgage financing, land development and other real estate related activities. Mr. Lifton received his B.B.A. degree from The George Washington University Business School. He is a Director of The Bank of Great Neck. He is a son of Martin Lifton and the brother of G. Bruce Lifton.

     W. Edward Scheetz has been a Director of NPI and NPI Equity since October 1994. Since May 1993, Mr. Scheetz has been a limited partner of Apollo Real Estate Advisors, L.P. (Apollo), the managing general partner of Apollo Real Estate Investment Fund, L.P., a real estate investment company since January 1994, and as a Director of Capital Apartment Properties, Inc., a multi-family residential real estate investment trust, since

January 1994. From 1989 to May 1993, Mr. Scheetz was a principal of Trammel Crow Ventures, a national real estate investment firm. Mr. Scheetz received an A.B. in Economics, Magna Cum Laude, from Princeton University in 1986.

     Ricardo Koenigsberger has been a Director of NPI and NPI Equity since October 1994. Since October 1990, Mr. Koenigsberger has been an associate of Apollo and of Lion Advisors, L.P., which acts as financial advisor to and representative for certain institutional investors with respect to securities investments. For more than one year prior thereto, Mr. Koenigsberger was an associate with Drexel Burnham Lambert Incorporated.

     Lee Neibart has been a Director of NPI and NPI Equity since October 1994. Mr. Neibart has also been an associate of Apollo since December 1993. From 1986 to 1993, Mr. Neibart also served as Executive Vice President of the Robert Martin Company, a private real estate development and management firm based in Westchester County, New York, and from 1982 to 1985, Mr. Neibart served as President of the New York Chapter of the National Association of Industrial Office Parks, a professional real estate organization. Mr. Neibart holds a B.A. from the University of Wisconsin and an M.B.A. from New York University.

     Messrs. Ashner, Lifton and Queler currently are the beneficial owners of 66 2/3% of the outstanding stock of NPI.

Item 11. Executive Compensation.

     Registrant is not required to and did not pay any compensation to the officers or directors of NPI Equity II. NPI Equity II does not presently pay any compensation to any of its officers or directors. (See Item 13, Certain Relationships and Related Transactions)

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Registrant is a limited partnership and has no officers or directors. The Managing General Partner has discretionary control over most of the decisions made by or for Registrant in accordance with the terms of the Partnership Agreement.

     The following table sets forth certain information regarding limited partnership units of Registrant owned by each person who is known by Registrant to own beneficially or exercise voting or dispositive control over more than 5% of Registrants limited partnership units, by each of NPI Equity IIs directors and by all directors and executive officers of NPI Equity II as a group as of December 1, 1994.

Item 12. Security Ownership of Certain Beneficial Owners and Management. (continued)

Name and address of                       Amount and nature of
Beneficial Owner                            Beneficial Owner        % of Class
- -------------------                       --------------------      ----------
DeForest Ventures I L.P. (1)                   26,502 (2)              24.3
Michael Ashner (3)                             76 (4)                   *
Martin Lifton (3)                              76 (4)                   *
Arthur Queler (1)                              76 (4)                   *
Steven Lifton (3)                              76 (4)                   *
G. Bruce Lifton (1)                            76 (4)                   *
Ricardo Koenigsberger (5)                      -                        -
Lee Neibart (5)                                -                        -
W. Edward Scheetz (5)                          -                        -
All directors and executive
 officers as a group (eight persons)           76 (4)                   *

- ----------
  * Less than 1%


(1) Each of such persons may be reached at 5665 Northside Drive, N.W., Atlanta, Georgia 30328.

(2) Based upon information supplied to Registrant by DeForest Ventures I L.P. on December 1, 1994.

(3) Each of such persons may be reached at 100 Jericho Quadrangle, Jericho, New York 11753.

(4) Includes 76 units held by QAL Associates a general partnership in which, among others, Messrs. Ashner, Martin Lifton, Queler, Steven Lifton and G. Bruce Lifton are partners.

(5) Each of such persons may be reached at 1301 Avenue of the Americas, New York, New York 10038.

     In connection with the admittance of NPI Equity II as the managing partner of FRI, and the assumption of operational control over FCMC, PRA reserved the right to remove NPI from its position as managing partner of FRI and to terminate its operational control over FCMC if certain events occur, such as an event of bankruptcy or the failure to maintain an adequate net worth. In such event, PRA may, but is not required to, assume the position of managing partner of FRI.

     In connection with a loan made by Kidder Peabody Mortgage Capital Corporation to DeForest Ventures I L.P. (DeForest I) and DeForest Ventures II L.P. (DeForest II) in connection with the consummation of a tender offer for limited partnership units in 19 affiliated public limited partnerships, NPI pledged, as collateral for the loan, all of the issued and outstanding capital stock of NPI Equity II. Accordingly, if either DeForest I or DeForest II were unable to satisfy their loan obligations and the lender was to foreclose on its collateral, the lender would become the sole shareholder of NPI Equity II.

Item 13. Certain Relationships and Related Transactions.

     The Partnership Agreement provides that the general partner will be reimbursed for actual expenses incurred in providing services required by Registrant. From March 1988 to December 1992 such amounts were assigned pursuant to a services agreement by the general partner and affiliates to Metric Realty Services, L.P. (MRS), which performed partnership management and other services for Registrant. On January 1, 1993, Metric Management, Inc., predecessor to MRS, a company which is not affiliated with the general partner, commenced providing certain property and portfolio management services to Registrant under a new services agreement. As provided in the new services agreement, effective January 1, 1993, no reimbursements were made to the general partner and affiliates after December 31, 1992. Subsequent to December 31, 1992, reimbursements were made to Metric Management, Inc. On December 16, 1993, the services agreement with Metric Management, Inc. was modified and, as a result thereof, Registrant's general partner assumed responsibility for cash management of Registrant as of December 23, 1993 and for day to day management of Registrants affairs, including portfolio management, accounting, and investor relations services as of April 1, 1994. Related party expenses for the years ended September 30, 1994, 1993 and 1992 were as follows:

                                                   1994       1993      1992
                                                 --------   -------   --------
Reimbursement of expenses:
  Partnership accounting and investor services   $102,000   $52,000   $218,000
  Professional services                            12,000    11,000     44,000
                                                 --------   -------   --------
  Total                                          $114,000   $63,000   $262,000
                                                 ========   =======   ========

     The general partner is entitled to receive an allocation of ten percent determined on a cumulative, non compounded basis of cash available for distribution (as defined in the Partnership Agreement) which is distributed to Partners in an effort to defray some of the expenses related to non-reimbursed expenses and services provided by the general partner and not reimbursed by Registrant. No distribution was made in fiscal years ended September 30, 1994, 1993 and 1992.

     The general partner is also entitled to its continuing interest of (i) two percent of Net Income and Net Loss, Taxable Income and Taxable Loss and Distribution of Cash Available for Distribution provided however that 20% of realized gains from the sale or other disposition of properties is allocated to the general partner until such time as it does not have a deficit capital account, and (ii) two percent of Cash From Sales or Refinancing and Working Capital Reserve which is subordinate to certain cash distributions to Limited Partners as set forth in the Partnership Agreement. No distributions were made in fiscal year ended September 30, 1994.

     See "Item 1. Business." for information relating to the acquisition by NPI Equity II of management and control of Registrant.

                                    PART IV

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

(a) 1., 2. and 3. See Item 8 of this Form 10-K for Consolidated Financial Statements of Registrant, Notes thereto, and Financial Statement Schedules. (A table of contents to Consolidated Financial Statements and Financial Statement Schedules is included in Item 8 and incorporated herein by reference.) Exhibits required by Item 601 of Regulation S-K are listed in
    (c) below.

(b) The following report on Form 8-K was required to be filed during the last quarter of the period covered by this Report:

                       Date of      Item
                       Reportable   Number
         Month Filed   Event        Reported   Description
         -----------   ----------   --------   ------------
         August        8/10/94      5          Other Events


(c) List of Exhibits (numbered in accordance with Item 601 of Regulation S-K):

    3. Partnership Agreement included in Prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 and incorporated herein by reference.

(d) Financial Statement schedules, if required by Regulation S-K, are included in Item 8.

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

                             REGISTRANT

                             MRI BUSINESS PROPERTIES FUND, LTD. III

                             By: Montgomery Realty Company-85,
                                 its Managing General Partner

                                 By: Fox Realty Investors,
                                     the managing general partner of
                                     the Managing General Partner

                                     By: NPI Equity Investments II, Inc. ("NPI")
                                         managing partner

                                         By: /s/ Michael L. Ashner
                                             Michael L. Ashner
                                             President

                                         Date: December 28, 1993

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature/Name        Title                                Date
- -----------------     --------------------------------     -----------------
Michael L. Ashner     President and Director               December 28, 1994
Michael L. Ashner     (Principal Executive Officer)

Martin Lifton         Chairman and Director                December 28, 1994
Martin Lifton

Arthur N. Queler      Secretary/Treasurer and Director     December 28, 1994
Arthur N. Queler      (Principal Financial Officer)

Steven J. Lifton      Vice President and Director          December 28, 1994

Steven J. Lifton

Date: December 28, 1993