Form 10-Q
period 1994-12-31
MRI BUSINESS PROPERTIES FUND LTD III
filed 1995-02-14
CIK 769635

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q
(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended  December 31, 1994

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes / /   No / /

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date __________________.

                               1 of 14

MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - DECEMBER 31, 1994

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Consolidated Balance Sheets
                                                 December 31,    September 30,
                                                    1994            1994
                                                 (Unaudited)      (Audited)
                                                 --------------  --------------

Assets

Cash and cash equivalents                        $   4,223,000   $   4,045,000
Accounts receivable and other assets                   580,000         791,000

Real Estate:
  Real estate                                       48,639,000      48,352,000
  Accumulated depreciation                         (15,823,000)    (15,432,000)
                                                 --------------  --------------
  Real estate, net                                  32,816,000      32,920,000
                                                 --------------  --------------
  Total assets                                   $  37,619,000   $  37,756,000
                                                 ==============  ==============

Liabilities and Partners' Equity

Accounts payable and other liabilities           $     855,000   $   1,240,000
Due to unconsolidated joint venture                    422,000         339,000
Notes payable                                       15,722,000      15,791,000
                                                 --------------  --------------
  Total liabilities                                 16,999,000      17,370,000
                                                 --------------  --------------
Partners' Equity:

General partners (deficit)                          (1,928,000)     (1,933,000)
Limited partners equity (109,027 assignee units
  outstanding at December 31, 1994 and September
  1994)                                             22,548,000      22,319,000
                                                 --------------  --------------
  Total partners' equity                            20,620,000      20,386,000
                                                 --------------  --------------
  Total liabilities and partners' equity         $  37,619,000   $  37,756,000
                                                 ==============  ==============

                See notes to consolidated financial statements.

                                    2 of 14

MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - DECEMBER 31, 1994



Consolidated Statements of Operations (Unaudited)

                                                  For the Three Months Ended
                                                  December 31,    December 31,
                                                  1994            1993
Revenues:

  Room revenue                                    $   3,225,000   $   6,929,000
  Food and beverage revenue                                 -         1,777,000
  Other operating revenue                               232,000         537,000
  Interest                                               43,000          54,000
                                                  --------------  --------------
    Total revenues                                    3,500,000       9,297,000
                                                  --------------  --------------
Expenses:

  Room expenses                                         802,000       1,692,000
  Food and beverage expenses                                -         1,499,000
  Other operating expenses                            1,612,000       3,464,000
  Depreciation                                          391,000         386,000
  Interest                                              255,000         507,000
  Equity in unconsolidated joint venture's               83,000         106,000
     operations
  General and administrative                            123,000         125,000
                                                  --------------  --------------
    Total expenses                                    3,266,000       7,779,000
                                                  --------------  --------------
Income before minority interest in joint
   ventures' operations                                 234,000       1,518,000

Minority interest in joint ventures' operations             -          (445,000)
                                                  --------------  --------------
Net income                                        $     234,000   $   1,073,000
                                                  ==============  ==============
Net income per limited partnership assignee unit  $           2   $          10
                                                  ==============  ==============

                See notes to consolidated financial statements.

                                    3 of 14

MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - DECEMBER 31, 1994

Consolidated Statement of Partners' Equity (Deficit) (Unaudited)
For the Three Months Ended December 31, 1994


                                   General         Limited         Total
                                   Partners'       Partners'       Partners'
                                   (Deficit)       Equity          Equity
                                   --------------  --------------  --------------
Balance - October 1, 1994          $  (1,933,000)  $  22,319,000   $  20,386,000

  Net income                               5,000         229,000         234,000
                                   --------------  --------------  --------------
Balance - December 31, 1994        $  (1,928,000)  $  22,548,000   $  20,620,000
                                   ==============  ==============  ==============

                See notes to consolidated financial statements.

                                    4 of 14

MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - DECEMBER 31, 1994


Consolidated Statements of Cash Flows (Unaudited)

                                                      For the Three Months Ended
                                                     December 31,    December 31,
Operating Activities:                                     1994            1993
                                                     --------------  --------------
Net income                                           $   234,000     $   1,073,000
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                            398,000         393,000
  Minority interest in joint ventures' operations              -           445,000
  Equity in unconsolidated joint venture's                  83,000         106,000
    operations
Changes in operating assets and liabilities:
  Accounts receivable and other assets                     204,000         131,000
  Accounts payable and other liabilities                  (385,000)       (843,000)

                                                     --------------  --------------
Net cash provided by operating activities                  534,000       1,305,000
                                                     --------------  --------------
Investing Activities:

Properties and improvements additions                     (287,000)       (788,000)
Unconsolidated joint venture contributions                     -          (150,000)
Proceeds from cash investments                                 -         2,380,000
Purchase of cash investments                                   -        (2,376,000)
                                                     --------------  --------------
Net cash (used in) investing activities                   (287,000)       (934,000)

                                                     --------------  --------------
Financing Activities:

Notes payable principal payments                           (69,000)         (4,000)
                                                     --------------  --------------
Cash (used in) financing activities                        (69,000)         (4,000)
                                                     --------------  --------------
Increase in Cash and Cash Equivalents                      178,000         367,000

Cash and Cash Equivalents at Beginning of Period         4,045,000       5,088,000
                                                     --------------  --------------
Cash and Cash Equivalents at End of Period           $   4,223,000   $   5,455,000
                                                     ==============  ==============
Supplemental Disclosure of Cash Flow Information:
  Interest paid in cash during the period            $     248,000   $     602,000
                                                     ==============  ==============

                See notes to consolidated financial statements.

                                    5 of 14

MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - DECEMBER 31, 1994

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  General

    The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended September 30, 1994. Certain accounts have been reclassified in order to conform to the current period.

    The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature.

    The results of operations for the three months ended December 31, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

2.  Transactions with Related Parties

    Affiliates of the Managing General Partner ("MGP") received reimbursements of administrative expenses amounting to $39,000 during the three months ended December 31, 1994. These reimbursements are primarily included in general and administrative expenses.

    MGP was paid a fee of $26,383 relating to a successful real estate tax appeal on the Partnership's Embassy Suites - Tempe hotel during the three months ended December 31, 1994.  The tax appeal fee is included in operating expenses.

                                    6 of 14

MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - DECEMBER 31, 1994

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  Investment in Unconsolidated Joint Venture

    The following are the condensed balance sheets as of December 31, 1994 and September 30, 1994 and condensed statements of operations for the three months ended December 31, 1994 and 1993 of the unconsolidated joint venture:

MRI BUSINESS PROPERTIES COMBINED FUND NO. 1

CONDENSED BALANCE SHEETS

                                                    December 31,     September 30,
                                                        1994           1994
                                                     (Unaudited)     (Audited)

                                                   --------------  --------------
Assets

Cash and cash equivalents                          $     691,000   $     561,000
Restricted cash                                          258,000         564,000
Accounts receivable and other assets                   1,386,000       1,323,000

Real Estate:
  Real estate                                         62,970,000      62,898,000
  Accumulated depreciation                           (16,735,000)    (16,335,000)
  Allowance for impairment of value                  (11,962,000)    (11,962,000)
                                                   --------------  --------------

Real estate, net                                      34,273,000      34,601,000
                                                   --------------  --------------
  Total assets                                     $  36,608,000   $  37,049,000
                                                   ==============  ==============
Liabilities and Partners' Deficiency

Accounts payable and other liabilities             $   2,436,000   $   2,320,000
Due to affiliates                                      1,872,000       2,095,000
Note payable                                          34,000,000      34,000,000
                                                   --------------  --------------
  Total liabilities                                   38,308,000      38,415,000
                                                   --------------  --------------
Minority interest in joint venture                      (856,000)       (689,000)
                                                   --------------  --------------

Partners' Deficiency:
 MRI BPF, LTD. II                                       (422,000)       (338,000)
 MRI BPF, LTD. III                                      (422,000)       (339,000)
                                                   --------------  --------------
  Total partners' deficiency                            (844,000)       (677,000)
                                                   --------------  --------------
  Total liabilities and partners' deficiency       $  36,608,000   $  37,049,000
                                                   ==============  ==============

                                    7 of 14

MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - DECEMBER 31, 1994

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  Investment in Unconsolidated Joint Venture (Continued)


MRI BUSINESS PROPERTIES COMBINED FUND NO. 1

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                   For the Three Months Ended
                                                    December 31,    December 31,
                                                        1994            1993
                                                   --------------  --------------
Revenues                                           $   4,871,000   $   5,128,000

Expenses                                               5,205,000       5,549,000
                                                   --------------  --------------
Loss before minority interest in joint
   venture operations                                   (334,000)       (421,000)

Minority interest in joint venture
   operations                                            167,000         208,000
                                                   --------------  --------------
Net loss                                           $    (167,000)  $    (213,000)
                                                   ==============  ==============
Allocation of net loss:
  MRI BPF, Ltd. II                                 $     (84,000)  $    (107,000)
  MRI BPF, Ltd. III                                      (83,000)       (106,000)
                                                   --------------  --------------
  Net loss                                         $    (167,000)  $    (213,000)
                                                   ==============  ==============

The three months ended December 31, 1993 contained fourteen weeks.



                                    8 of 14

MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - DECEMBER 31, 1994


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


This item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

All of Registrant's properties are hotels. Registrant receives hotel operating revenues and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. Registrant uses working capital reserves provided from any undistributed cash flow from operations and sales proceeds as its primary source of liquidity. During the three months ended December 31, 1994, all of Registrant's hotels generated positive cash flow. Guest room renovations continue at the Holiday Inn Crowne Plaza. During the three months ended December 31, 1994, $72,000 was spent on room renovations. Management anticipates spending an additional $900,000 to complete the renovations. The renovations will be funded by working capital and replacement reserves (restricted cash). To preserve working capital reserves required for necessary capital improvements to properties and provide resources for debt restructuring, cash distributions remained suspended during the three months ended December 31, 1994. The Managing General Partner will evaluate future cash distributions based on the capital needs of Registrant.

The level of liquidity based upon cash and cash equivalents experienced a $178,000 increase at December 31, 1994, as compared to September 30, 1994. Registrant's $534,000 from operating activities was only partially offset by $287,000 of fixed asset purchases (investing activities) and $69,000 of note principal payments (financing activities). Net cash provided by operating activities declined at December 31, 1994, as compared to 1993, primarily due to the disposition of Registrant's joint venture interests during the second quarter of fiscal year ended September 30, 1994, which was only partially offset by improved operations at Registrant's remaining properties. Mortgage principal payments increased primarily due to Registrant's Residence Inn, Orlando property loan, which started principal amortization during November 1993. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

During the first quarter of 1995, DeForest Ventures I L.P. acquired 26,730 limited partnership units or 24.5% of total limited partnership units of Registrant. The purchase is not expected to have an impact on the operations or liquidity of Registrant.

Working capital reserves are invested in money market accounts and repurchase agreements secured by United States Treasury obligations. At December 31, 1994, Registrant had approximately $2,740,000 invested in overnight repurchase agreements earning 5.25% per annum. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund essential capital improvements and debt service payments in 1995 and the foreseeable future. Balloon payments on mortgages encumbering Registrant's properties are due in September 1997 and October 1997. The mortgage encumbering Registrant's unconsolidated joint venture, the Holiday Inn Crowne Plaza, matures in July 1995. The mortgage agreement provides an option to extend the maturity date to June 1999. The new interest rate on the loan, if extended, would be approximately 12%. The Managing General Partner believes that each property generates sufficient cash flow to allow all mortgages to be refinanced in an orderly fashion.

                               9 of 14

MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - DECEMBER 31, 1994


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Liquidity and Capital Resources (Continued)

At this time, it appears that the investment objective of capital growth will not be attained and that a significant portion of invested capital will not be returned to investors. The extent to which invested capital is returned to investors is dependent upon the performance of Registrant's remaining properties and the markets in which such properties are located and on the sales price of the remaining properties.

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


Results of Operations

Three Months Ended December 31, 1994 vs. December 31, 1993

Operating results, before the minority interest in joint venture operations declined by $1,284,000, for the three months ended December 31, 1994, as compared to 1993, due to a decrease in revenues of $5,797,000 and expenses of $4,513,000. Operating results declined due to the sale of Registrant's joint venture interests. With respect to the remaining properties, operating results improved by $227,000, for the three months ended December 31, 1994, as compared to 1993, due to increases in revenues of $258,000 and expenses of $31,000.

The $258,000 increase in revenues is attributable to increases in room revenue of $232,000, other operating revenue of $21,000 and interest income of $5,000 at Registrant's remaining properties.

Room revenue increased at all of Registrant's remaining properties, except for the Residence Inn - Sacramento, which declined primarily due to a decrease in occupancy. The largest increase was at Registrant's Residence Inn - Orlando property, due to a significant increase in occupancy which was only partially offset by a slight decline in average daily room rates. Other operating revenues increased due to slight increases in other income at Registrant's Embassy Suites - Tempe and Residence Inn - Orlando properties. Interest income remained relatively constant, as the decline in average working capital available for investment was offset by higher interest rates.

                               10 of 14

MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - DECEMBER 31, 1994


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Three Months Ended December 31, 1994 vs. December 31, 1993 (Continued)

The $31,000 increase in expenses at Registrant's remaining properties is attributable to increases in room expenses of $12,000, other operating of $279,000 and depreciation of $5,000, which was only partially offset by decreases in interest expense of $240,000, general and administrative expenses of $2,000 and equity in unconsolidated joint venture operations of $23,000.

Other operating expenses increased primarily at Registrant's Embassy Suites and Residence Inn - Orlando properties. Interest expense decreased primarily due to the reduction in the interest on the loan encumbering Registrant's Residence Inn
- - Orlando property (from 10% to 6.5%) and Registrant prepaying on June 2, 1994, in full satisfaction, the note encumbering Registrant's Embassy Suites property. The loss from Registrant's unconsolidated joint venture property (the Holiday Inn Crowne Plaza) decreased due to improved operations at the hotel. Room expenses, general and administrative expenses and depreciation expense remained relatively constant.


Unconsolidated Joint Venture Operations
(MRI BPF Combined Fund No. 1)

Three Months Ended December 31, 1994 vs. December 31, 1993

Operating results remained relatively constant during the thirteen week comparative period, due to increased occupancy and room rates, which were offset by increased expenses.

Properties

A description of the hotel properties in which Registrant has an ownership interest during the period covered by this Report, together with occupancy and room rate data, follows:

               MRI BUSINESS PROPERTIES FUND, LTD. III

                   OCCUPANCY AND ROOM RATE SUMMARY

                                           Average                Average
                                        Occupancy Rate (%)   Daily Room Rate ($)
                                       ------------------    ------------------
                                         Three months          Three months
                                Date         Ended                Ended
                                 of        December 31,         December 31,
Name and Location     Rooms    Purchase   1994     1993       1994         1993
- -----------------     -----    --------   ----     ----       ----         ----
Holiday Inn Crowne
   Plaza (1)
   Atlanta, Georgia    492     03/86       71       68        89.20         87.53

                               11 of 14

MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - DECEMBER 31, 1994


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Properties (Continued)

                                                         Average                Average
                                                    Occupancy Rate (%)   Daily Room Rate ($)
                                                    ------------------    ------------------
                                                       Three months          Three months
                                             Date         Ended                Ended
                                              of        December 31,         December 31,

Name and Location                 Rooms    Purchase   1994     1993       1994         1993
- -----------------                -----    --------   ----     ----       ----         ----
Embassy Suites - Tempe
   Tempe, Arizona                 224     12/86        74       79      91.77         79.34

Residence Inn - Orlando
   Orlando, Florida               176     09/87        71       57      76.41         78.90

Residence Inn - Sacramento,
   California                     176     09/87        74       78      78.37         77.47

Radisson Park Terrace Hotel (2)
   Washington, D.C.               219     09/86         -       74       -            86.51

Park Hyatt Hotel (3)
   Chicago, Illinois              255   12/86          -        72       -           157.49


(1) Registrant and an affiliated partnership, MRI Business Properties Fund, Ltd. II, own the hotel through a joint venture which has a 50 percent interest in this property.

(2) Registrant sold its 65% interest in this property on March 15, 1994.

(3) Registrant sold its 60% interest in this property on March 7, 1994.

                               12 of 14

MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - DECEMBER 31, 1994

                      PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

       On October 12, 1994, a Current Report on Form 8-K was filed with the Securities and Exchange Commission to provide for the sale by National Property Investors, Inc. ("NPI"), the parent of NPI Equity Investments II, Inc., of one-third of its stock to an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"). In addition, the 8-K disclosed the acquisition by affiliates of Apollo and NPI of (I) the stock in the general partners of DeForest Ventures I L.P. ("DeForest") and DeForest Ventures II L.P. ("DeForest II") and (ii) a limited partnership interest in DeForest and DeForest II.

                               13 of 14

MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - DECEMBER 31, 1994

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


                              MRI BUSINESS PROPERTIES FUND, LTD. III

                              By: MONTGOMERY REALTY COMPANY 85,
                                  A California General Partnership,
                                  its managing general partner

                              By: FOX REALTY INVESTORS,
                                  A California General Partnership,
                                  its managing general partner

                              By: NPI Equity Investments II, Inc.,
                                  A Florida Corporation,
                                  its managing partner




                              /S/ARTHUR N. QUELER
                              --------------------------------------------------
                              ARTHUR N. QUELER
                              Executive Vice President, Treasurer, Secretary
                              and Director (Principal Financial and Accounting Officer)

                                   14 of 14