Form 10-Q
period 1995-03-31
MRI BUSINESS PROPERTIES FUND LTD III
filed 1995-05-15
CIK 769635

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q
(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended  March 31, 1995
                                   OR
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from             to
                                        -----------    -----------
                   Commission file number   0-15348

                   MRI Business Properties Fund, Ltd. III
        (Exact name of Registrant as specified in its charter)

                 California                94-2969782
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

     5665 Northside Drive N.W., Ste. 370, Atlanta, Georgia  30328
 (Address of principal executive office)                   (Zip Code)

   Registrant's telephone number, including area code (404) 916-9090

                                  N/A
Former name, former address and fiscal year, if changed since last report.

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No
                                                   ------
           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes        No
                            ------    ------
APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest
practicable date                   .
                 ------------------

                                    1 of 17

  MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - MARCH 31, 1995

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Balance Sheets
                                               March 31,       September 30,
                                                  1995            1994
                                               (Unaudited)     (Audited)

Assets

Cash and cash equivalents                     $   5,534,000   $   4,045,000
Accounts receivable and other assets                921,000         791,000

Real Estate:
  Real estate                                    48,837,000      48,352,000
  Accumulated depreciation                      (16,214,000)    (15,432,000)
                                              -------------   -------------
  Real estate, net                               32,623,000      32,920,000
                                              -------------   -------------
  Total assets                                $  39,078,000   $  37,756,000
                                              =============   =============


Liabilities and Partners' Equity

Accounts payable and other liabilities        $   1,016,000   $   1,240,000
Due to unconsolidated joint venture                 446,000         339,000
Notes payable                                    15,653,000      15,791,000
                                              -------------   -------------
  Total liabilities                              17,115,000      17,370,000
                                              -------------   -------------
Partners' Equity:

General partners (deficit)                       (1,901,000)     (1,933,000)
Limited partners equity (109,027 assignee
  units outstanding at March 31, 1995
  and September 1994)                            23,864,000      22,319,000
                                              -------------   -------------
  Total partners' equity                         21,963,000      20,386,000
                                              -------------   -------------
  Total liabilities and partners' equity      $  39,078,000   $  37,756,000
                                              =============   =============




See notes to financial statements.

                                    2 of 17

      MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - MARCH 31, 1995


Statements of Operations (Unaudited)

                                            For the Six Months Ended
                                            March 31, 1995  March 31, 1994


Revenues:

  Room revenue                               $   7,459,000   $  12,945,000
  Food and beverage revenue                            -         2,593,000
  Other operating revenues                         474,000         955,000
  Interest income                                   95,000         130,000
  Gain on sale of joint venture interests              -         1,467,000
                                             -------------   -------------
    Total revenues                               8,028,000      18,090,000
                                             -------------   -------------

Expenses:

  Room expenses                                  1,638,000       3,098,000
  Food and beverage expenses                           -         2,331,000
  Other operating expenses                       3,181,000       6,653,000
  Depreciation                                     782,000         878,000
  Interest                                         509,000         942,000
  Equity in unconsolidated joint
   venture's operations                            107,000         152,000
  General and administrative                       234,000         257,000
                                             -------------   -------------
    Total expenses                               6,451,000      14,311,000
                                             -------------   -------------

Income before minority interest in joint
  ventures' operations                          1,577,000       3,779,000

Minority interest in joint
  ventures' operation                                 -          (404,000)
                                             -------------   -------------

Net income                                   $   1,577,000   $   3,375,000
                                             =============   =============

Net income per limited partnership
  assignee unit                              $          14   $          30
                                             =============   =============




                      See notes to financial statements.

                                    3 of 17


      MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - MARCH 31, 1995

Statements of Operations (Unaudited)

                                             For the Three Months Ended
                                             March 31, 1995  March 31, 1994
Revenues:

  Room revenue                               $   4,234,000   $   6,016,000
  Food and beverage revenue                            -           816,000
  Other operating revenue                          242,000         418,000
  Interest income                                   52,000          76,000
  Gain on sale of joint venture interests              -         1,467,000
                                             -------------   -------------
    Total revenues                               4,528,000       8,793,000
                                             -------------   -------------

Expenses:

  Room expenses                                    836,000       1,406,000
  Food and beverage expenses                           -           832,000
  Other operating expenses                       1,569,000       3,189,000
  Depreciation                                     391,000         492,000
  Interest                                         254,000         435,000
  Equity in unconsolidated joint
   venture's operations                             24,000          46,000
  General and administrative                       111,000         132,000
                                             -------------   -------------
    Total expenses                               3,185,000       6,532,000
                                             -------------   -------------

Income before minority interest in joint
  ventures' operations                           1,343,000       2,261,000

Minority interest in joint
  ventures' operations                                 -            41,000
                                             -------------   -------------

Net income                                   $   1,343,000   $   2,302,000
                                             =============   =============
Net income per limited partnership
  assignee unit                              $          12   $          21
                                             =============   =============



                      See notes to financial statements.

                                    4 of 17


      MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - MARCH 31, 1995

Statements of Partners' Equity (Unaudited)
For the Six Months Ended March 31, 1995


                                   General        Limited          Total
                                  partners'       partners'       partners'
                                  (deficit)        equity          equity

Balance - October 1, 1994       $  (1,933,000)  $  22,319,000   $  20,386,000

  Net income                           32,000       1,545,000       1,577,000
                                -------------   -------------   -------------
Balance - March 31, 1995        $  (1,901,000)  $  23,864,000   $  21,963,000
                                =============   =============   =============



                      See notes to financial statements.

                                    5 of 17


      MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - MARCH 31, 1995



Statements of Cash Flows (Unaudited)
                                             For the Six Months Ended
                                             March 31, 1995  March 31, 1994

Operating Activities:

Net income                                   $   1,577,000   $   3,375,000
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
  Depreciation and amortization                    796,000         939,000
  Minority interest in joint ventures' operations      -           404,000
  Gain on sale of joint venture interests              -        (1,467,000)
  Equity in unconsolidated joint
    venture's operations                           107,000         152,000
Changes in operating assets and liabilities:
  Accounts receivable and other assets            (144,000)        (65,000)
  Accounts payable and other liabilities          (224,000)       (413,000)
                                             -------------   -------------
Net cash provided by operating activities        2,112,000       2,925,000
                                             -------------   -------------

Investing Activities:


Net proceeds from sale of joint
  venture interests                                    -             2,000
Properties and improvements additions             (485,000)       (912,000)
Unconsolidated joint venture contributions             -          (150,000)
Proceeds from cash investments                         -         5,842,000
Purchase of cash investments                           -        (2,375,000)
                                             -------------   -------------
Net cash (used in) provided by
  investing activities                            (485,000)      2,407,000
                                             -------------   -------------
Financing Activities:

Notes payable principal payments                  (138,000)       (122,000)
                                             -------------   -------------
Cash (used in) financing activities               (138,000)       (122,000)
                                             -------------   -------------

Increase in Cash and Cash Equivalents            1,489,000       5,210,000

Cash and Cash Equivalents at
  Beginning of Period                            4,045,000       5,088,000
                                             -------------   -------------
Cash and Cash Equivalents at
  End of Period                              $   5,534,000   $  10,298,000
                                             =============   =============

Supplemental Disclosure of Cash Flow
  Information:
  Interest paid in cash during the period    $     495,000   $     875,000
                                             =============   =============

Supplemental Disclosure of Non-Cash Investing and
   Financing Activities:
    Gain on sale of joint venture interests in 1994 - See Note 3.




                      See notes to financial statements.

                                    6 of 17


      MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - MARCH 31, 1995
                         NOTES TO FINANCIAL STATEMENTS


1.  General

The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended September 30, 1994. The Partnership sold its remaining joint venture interests in March 1994. The statement of operations for the six months and three months ended March 31, 1994 have consolidated joint ventures in which the Partnership had a controlling interest. Certain accounts have been reclassified in order to conform to the current period.

The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature, except as discussed in Note 3.

At March 31, 1995, the Partnership had approximately $3,459,000 invested in overnight repurchase agreements earning approximately 6% per annum.

The results of operations for the six and three months ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

2.  Transactions with Related Parties

An affiliate of NPI, Inc. received reimbursements of administrative expenses amounting to $80,000 and $21,000 during the six months ended March 31, 1995 and 1994, respectively. These reimbursements are primarily included in general and administrative expenses.

An affiliate of NPI, Inc. was paid a fee of $26,000 relating to a successful real estate tax appeal on the Partnership's Embassy Suites - Tempe hotel during the six months ended March 31, 1995. The tax appeal fee is included in operating expenses.

3.  Gain on Sale of Joint Venture Interests

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

On March 15, 1994, the Partnership sold its 65 percent interest in the Washington Park Hotel Associates Joint Venture, which owned the Radisson Park Terrace Hotel, located in Washington, D.C. for $1,455,000 in cash, to its joint venture partner. The sale, after expenses, resulted in a gain of $924,000. The Partnership had recorded a provision for impairment of value of $7,363,000, of which $2,755,000 was recognized in fiscal year 1990 and the remaining $4,608,000 was recognized in fiscal year 1992.

                                    7 of 17

      MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - MARCH 31, 1995
                         NOTES TO FINANCIAL STATEMENTS


4.  Subsequent Event

On April 28, 1995, the Partnership entered into an agreement to sell the Embassy Suites - Tempe property for approximately $19,600,000. The sale is subject to the purchaser completing its due diligence review. If the sale is consummated, the Partnership would receive net proceeds of approximately $19,500,000 and recognize a substantial gain on the sale.


                                    8 of 17


      MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - MARCH 31, 1995

                         NOTES TO FINANCIAL STATEMENTS



5.  Investment in Unconsolidated Joint Venture

The following are the condensed balance sheets as of March 31, 1995 and September 30, 1994 and condensed statements of operations for the six and the three months ended March 31, 1995 and 1994 of the unconsolidated joint venture:


                  MRI BUSINESS PROPERTIES COMBINED FUND NO. 1

                           CONDENSED BALANCE SHEETS


                                               March 31,       September 30,
                                                 1995               1994
                                              (Unaudited)        (Audited)

Assets

Cash and cash equivalents                    $     938,000   $     561,000
Restricted cash                                    278,000         564,000
Accounts receivable and other assets             1,634,000       1,323,000

Real Estate:
  Real estate                                   63,116,000      62,898,000
  Accumulated depreciation                     (17,135,000)    (16,335,000)
  Allowance for impairment of value            (11,962,000)    (11,962,000)
                                             -------------   -------------
Real estate, net                                34,019,000      34,601,000
                                             -------------   -------------
  Total assets                               $  36,869,000   $  37,049,000
                                             =============   =============

Liabilities and Partners' Deficiency


Accounts payable and other liabilities       $   2,786,000   $   2,320,000
Due to affiliates                                1,878,000       2,095,000
Note payable                                    34,000,000      34,000,000
                                             -------------   -------------
  Total liabilities                             38,664,000      38,415,000
                                             -------------   -------------
Minority interest in joint venture                (904,000)       (689,000)
                                             -------------   -------------
Partners' Deficiency:
 MRI BPF, LTD. II                                 (445,000)       (338,000)
 MRI BPF, LTD. III                                (446,000)       (339,000)
                                             -------------   -------------
  Total partners' deficiency                      (891,000)       (677,000)
                                             -------------   -------------
  Total liabilities and
    partners' deficiency                     $  36,869,000   $  37,049,000
                                             =============   =============



                                    9 of 17


      MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - MARCH 31, 1995

                         NOTES TO FINANCIAL STATEMENTS


5.  Investment in Unconsolidated Joint Venture (Continued)


                  MRI BUSINESS PROPERTIES COMBINED FUND NO. 1

                CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


                                             For the Six Months Ended
                                             March 31, 1995  March 31, 1994

Revenues                                     $  10,122,000   $  10,152,000

Expenses                                        10,551,000      10,759,000
                                             -------------   -------------
Loss before minority interest in joint
   venture's operations                           (429,000)       (607,000)

Minority interest in joint venture's
   operations                                      215,000         303,000
                                             -------------   -------------
Net loss                                     $    (214,000)  $    (304,000)
                                             =============   =============

Allocation of net loss:

  MRI BPF, Ltd. II                           $    (107,000)  $    (152,000)
  MRI BPF, Ltd. III                               (107,000)       (152,000)
                                             -------------   -------------
  Net loss                                   $    (214,000)  $    (304,000)
                                             =============   =============

The six months ended March 31, 1994 contained twenty-seven weeks.


                                             For the Three Months Ended
                                             March 31, 1995  March 31, 1994

Revenues                                     $   5,251,000   $   5,024,000

Expense                                          5,346,000       5,210,000
                                             -------------   -------------
Loss before minority interest in joint
   venture's operations                            (95,000)       (186,000)

Minority interest in joint venture's
   operations                                       48,000          95,000
                                             -------------   -------------
Net loss                                     $     (47,000)  $     (91,000)
                                             =============   =============

Allocation of net loss:
  MRI BPF, Ltd. II                           $     (23,000)  $     (45,000)
  MRI BPF, Ltd. III                                (24,000)        (46,000)
                                             -------------   -------------
  Net loss                                   $     (47,000)  $     (91,000)
                                             =============   =============


                                   10 of 17




      MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - MARCH 31, 1995

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


This item should be read in conjunction with the Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

All of Registrant's properties are hotels. Registrant receives hotel operating revenues and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. Registrant uses working capital reserves provided from any undistributed cash flow from operations and sales proceeds as its primary source of liquidity. During the six months ended March 31, 1995, all of Registrant's hotels generated positive cash flow. Guest room renovations continue at Registrant's 25% owned unconsolidated joint venture, the Holiday Inn Crowne Plaza. During the six months ended March 31, 1995, $218,000 was spent on room renovations. Management anticipates spending approximately $750,000 to complete the renovations. The renovations will be funded by working capital and replacement reserves (restricted cash). To preserve working capital reserves required for necessary capital improvements to properties and provide resources for debt restructuring, cash distributions from operations remained suspended during the six months ended March 31, 1995. On April 28, 1995, Registrant entered into an agreement to sell the Embassy Suites - Tempe property for approximately $19,600,000. The sale is subject to the purchaser completing its due diligence review. If the sale is consummated, Registrant would receive net proceeds of approximately $19,500,000 and recognize a substantial gain on the sale. Registrant intends to distribute the net proceeds from the sale, if consummated.

The level of liquidity based upon cash and cash equivalents experienced a $1,489,000 increase at March 31, 1995, as compared to September 30, 1994. Registrant's $2,112,000 from operating activities was only partially offset by $485,000 of fixed asset purchases (investing activities) and $138,000 of notes payable principal payments (financing activities). Net cash provided by operating activities declined at March 31, 1995, as compared to 1994, primarily due to the disposition of Registrant's joint venture interests during the second quarter of fiscal year ended September 30, 1994. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

Working capital reserves are invested in money market accounts and repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund essential capital improvements and debt service payments in the remainder of 1995 and the foreseeable future. Balloon payments on mortgages encumbering Registrant's properties are due in September 1997 and October 1997. The mortgage encumbering Registrant's unconsolidated joint venture, the Holiday Inn Crowne Plaza, matures in July 1995. The mortgage agreement provides an option to extend the maturity date to June 1999. The new interest rate on the loan, if extended, would be approximately 12%. The Managing General Partner believes that each property generates sufficient cash flow to allow all mortgages to be refinanced in an orderly fashion.

Pursuant to the terms of a Settlement Agreement entered into in connection with the Ruben and Andrews actions, DeForest Ventures I L.P. will make a tender offer for an aggregate number of units of Registrant (including the units purchased in the initial tender) constituting up to 49% of the total

                                   11 of 17

      MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - MARCH 31, 1995

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.



Liquidity and Capital Resources (Continued)

number of units of Registrant at a price equal to the initial tender price plus 15% less attorney's fees and expenses. In addition, pursuant to the terms of the proposed settlement, the Managing General Partner will agree to provide Registrant a credit line of $150,000 per property, borrowings under which would bear interest at the lesser of prime plus 1% or the rate permitted by the Partnership Agreement of Registrant. A hearing for final approval of the settlement is scheduled for May 19, 1995. See Part II - Other Information, "Item 1 - Legal Proceedings". If the settlement receives final Court approval, it is expected that the tender offer will commence on or about June 19, 1995. The Managing General Partner believes that the settlement will not have an adverse effect on Registrant.

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

Results of Operations

Six Months Ended March 31, 1995 vs. March 31, 1994

Operating results, before minority interest in joint venture's operations, declined by $2,202,000 for the six months ended March 31, 1995, as compared to 1994. Operating results declined primarily due to the gain on sale of Registrant's joint venture interests in 1994.

Revenues declined by $10,062,000 for the six months ended March 31, 1995, as compared to 1994, due to the sale of Registrant's joint venture interests. With respect to the remaining properties, revenues increased by $597,000 due to increases in room revenues of $545,000 and other operating revenue of $62,000, which were slightly offset by a decrease in interest income of

$10,000.

                                   12 of 17

      MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - MARCH 31, 1995

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Six Months Ended March 31, 1995 vs. March 31, 1994 (Continued)

Room revenue increased at Registrant's remaining properties, except for the Residence Inn - Sacramento, where a decline in occupancy offset an increase in average daily room rates. The largest increase was at Registrant's Embassy Suites - Tempe property, due to a significant increase in average daily room rates, which was only partially offset by a decline in occupancy. Other operating revenues increased due to increases in other income and telephone revenue at Registrant's Embassy Suites - Tempe property. Interest income decreased due to the decline in average working capital reserves available for investment.

Expenses decreased by $7,860,000 for the six months ended March 31, 1995, as compared to 1994, due to the sale of Registrant's joint venture interests. With respect to the remaining properties, expenses declined by $38,000 due to decreases in interest expense of $317,000 and equity in unconsolidated joint venture operations of $45,000, which were partially offset by increases in other operating expenses of $258,000, room expenses of $47,000 and depreciation of $19,000. General and administrative expenses decreased by $23,000.

Interest expense decreased primarily due to Registrant prepaying on June 2, 1994, in full satisfaction, the note encumbering Registrant's Embassy Suites property, coupled with the reduction in the interest on the loan encumbering Registrant's Residence Inn - Orlando property. The loss from Registrant's unconsolidated joint venture property (the Holiday Inn Crowne Plaza) decreased due to improved operations at the hotel. Room expenses remained relatively constant. Other operating expenses increased primarily at Registrant's Embassy Suites property. Depreciation expense increased due to an under accrual in the prior year comparative period. General and administrative expenses decreased due to a reduction in asset management costs.

Three Months Ended March 31, 1995 vs. March 31, 1994

Operating results, before the minority interest in joint venture operations, declined by $918,000 for the three months ended March 31, 1995, as compared to 1994. Operating results declined due to the gain on sale of Registrant's joint venture interests in 1994.

Revenues declined by $4,265,000 for the three months ended March 31, 1995, as compared to 1994, due to the sale of Registrant's joint venture interests. With respect to the remaining properties, revenues increased by $339,000 due to increases in room revenue of $313,000 and other operating revenue of $41,000, which were only slightly offset by a decrease in interest income of $15,000.


Room revenue increased at Registrant's remaining properties, except for the Residence Inn - Sacramento, where a decline in occupancy offset an increase in average daily room rates. The largest increase was at Registrant's Embassy Suites - Tempe property, due to a significant increase in average daily room rates, which was only partially offset by a decline in occupancy. Other operating revenues increased due to increases in other income and telephone revenue at Registrant's Embassy Suites - Tempe property. Interest income decreased due to the decline in average working capital reserves available for investment.

                                   13 of 17

      MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - MARCH 31, 1995

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Three Months Ended March 31, 1995 vs. March 31, 1994 (Continued)

Expenses decreased by $3,347,000 for the three months ended March 31, 1995, as compared to 1994, due to the sale of Registrant's joint venture interest.
With respect to the remaining properties, expenses declined by $71,000 due to decreases in interest expense of $77,000, equity in unconsolidated joint venture operations of $22,000 and other operating expenses of $21,000, which were partially offset by increases in room expenses of $35,000 and depreciation expense of $14,000. General and administrative expenses decreased by $21,000.

Interest expense decreased primarily due to Registrant prepaying on June 2, 1994, in full satisfaction, the note encumbering Registrant's Embassy Suites property, coupled with the reduction in the interest on the loan encumbering Registrant's Residence Inn - Orlando property. The loss from Registrant's unconsolidated joint venture property (the Holiday Inn Crowne Plaza) decreased due to improved operations at the hotel. Other operating expenses and room expenses remained relatively constant. Depreciation expense increased due to an under accrual in the prior year comparative period. General and administrative expenses decreased due to a reduction in asset management costs.

Unconsolidated Joint Venture Operations
(MRI BPF Combined Fund No. 1)

Six Months Ended March 31, 1995 vs. March 31, 1994

Operating results, prior to the minority interest, improved by $178,000 for the six months ended March 31, 1995, as compared to 1994, due to a decrease in expenses which was partially offset by a decrease in revenues.

Three Months Ended March 31, 1995 vs. March 31, 1994


Operating results, prior to minority interest, improved by $91,000 for the three months ended March 31, 1995, due to the increase in revenues which was partially offset by an increase in expenses. The increase in revenue is attributable to higher average room rates.

                                   14 of 17

      MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - MARCH 31, 1995

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

Properties

A description of the hotel properties in which Registrant has an ownership interest, together with occupancy and room rate data, follows:

                    MRI BUSINESS PROPERTIES FUND, LTD. III

                        OCCUPANCY AND ROOM RATE SUMMARY

                                                                      Average                            Average
                                                                 Occupancy Rate (%)                Daily Room Rate ($)
                                                           Six Months       Three Months       Six Months       Three Months
                                               Date          Ended             Ended             Ended             Ended
                                                of          March 31,         March 31,         March 31,         March 31,
Name and Location              Rooms         Purchase     1995     1994     1995     1994     1995     1994     1995     1994
- - ----------------               -----         --------     ----     ----     ----     ----     ----     ----     ----     ----
Holiday Inn Crowne
   Plaza (1)
   Atlanta, Georgia            492             03/86       73       72        75       76     95.85    89.78    102.50    92.03

Embassy Suites - Tempe
   Tempe, Arizona              224             12/86       80       85        85       90    105.79    88.06    119.81    96.77

Residence Inn - Orlando
   Orlando, Florida            176             09/87       81       71        90       84     76.33    84.16     76.25    89.41

Residence Inn - Sacramento,
   California                  176             09/87       75       83        77       87     80.80    77.53     83.23    77.59

Radisson Park Terrace Hotel (2)
   Washington, D.C.            219             09/86        -       72        -        69        -     87.52       -      88.53

Park Hyatt Hotel (3)
   Chicago, Illinois           255             12/86        -       63        -        53        -    149.37       -     141.24


(1) Registrant and an affiliated partnership, MRI Business Properties Fund, Ltd. II, own the hotel through a joint venture which has a 50 percent interest in this property.

(2)  Registrant sold its 65% interest in this property on March 15, 1994.

(3)  Registrant sold its 60% interest in this property on March 7, 1994.


                                   15 of 17

      MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - MARCH 31, 1995
                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

Lawrence M. Whiteside, on behalf of himself and all other similarly situated, v. Fox Capital Management Corporation, et al., Superior Court of the State of California, San Mateo County, Case No. 390018 ("Whiteside").

Bonnie L. Ruben and Sidney Finkel, on behalf of themselves and all others similarly situated, v. DeForest Ventures I L.P., et al., United States District Court, Northern District of Georgia, Atlanta Division, Case No. 1-94-CV-2983-JEC ("Ruben").

Roger L. Vernon, individually and on behalf of all similarly situated persons v. DeForest Ventures I L.P., et al., Circuit Court of Cook County, County Departments, Chancery Division, State of Illinois, Case No. 94CH0100592 ("Vernon").

James Andrews, et al., on behalf of themselves and all other similarly situated v. Fox Capital Management Corporation, et al., United States District Court, Northern District of Georgia, Atlanta Division, Case No.
1-94-CV-3351-JEC ("Andrews").

On March 16, 1995 the United States District Court for the Northern
District of Georgia, Atlanta Division, entered an order which granted preliminary approval to a settlement agreement in the Ruben and Andrews actions, conditionally certified two classes for purpose of settlement, and authorized the parties to give notice to the classes of the terms of the proposed settlement. Plaintiffs counsel in the Vernon and Whiteside action have joined in the Settlement Agreement as well. The two certified classes constitute all limited partners of Registrant and the eighteen other affiliated partnerships who either tendered their units in connection with the October tender offers or continue to hold their units in Registrant and the other affiliated partnerships. Pursuant to the terms of the proposed settlement, which are described in the notice sent to the class members in March 1995, (and more fully described in the Amended Stipulation of Settlement submitted to the court on March 14, 1995) all claims which either were made or could have been asserted in any of the class actions would be dismissed with
prejudice and/or released.   In consideration for the dismissal and/or release
of such claims, among other things, DeForest I would pay to each unit holder who tendered their units in Registrant an amount equal to 15% of the original tender offer price less attorney's fees and expenses. In addition, DeForest I will commence a second tender offer for an aggregate number of units of Registrant (including the units purchased in the initial tender) constituting up to 49% of the total number of units of Registrant at a price equal to the initial tender price plus 15% less attorney's fees and expenses. Furthermore, under the terms of the proposed settlement, the Managing General Partner would agree, among other things, to provide Registrant a credit line of $150,000 per property which would bear interest at the lesser of prime rate plus 1% and the rate permitted under the partnership agreement of Registrant. A hearing on the final approval of the settlement is scheduled for May 19, 1995.

Item 6.  Exhibits and Reports on Form 8-K.

No report on Form 8-K was required to be filed for the three months ended March 31, 1995.

                                   16 of 17

      MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - MARCH 31, 1995


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MRI BUSINESS PROPERTIES FUND, LTD. III

                              By: MONTGOMERY REALTY COMPANY - 85,
                                  its Managing General Partner

                              By: FOX REALTY INVESTORS,
                                  the managing general partner of
                                  the Managing General Partner

                              By: NPI Equity Investments II, Inc. ("NPI")
                                  managing partner


                              ----------------------------------
                              ARTHUR N. QUELER
                              Secretary/Treasurer and Director
                              (Principal Financial Officer)

                                   17 of 17