Form 10-Q
period 1995-06-30
MRI BUSINESS PROPERTIES FUND LTD III
filed 1995-08-11
CIK 769635

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q
(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1995

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


                               1 of 21

MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - JUNE 30, 1995

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Consolidated Balance Sheets
                                                June 30,      September 30,
                                                  1995            1994
                                              (Unaudited)      (Audited)

Assets

Cash and cash equivalents                   $   6,465,000    $   4,045,000
Accounts receivable and other assets              728,000          791,000

Real Estate:
   Real estate                                 49,146,000       48,352,000
   Accumulated depreciation                   (16,605,000)     (15,432,000)
                                            --------------   --------------
   Real estate, net                            32,541,000       32,920,000
                                            --------------   --------------
   Total assets                             $  39,734,000    $  37,756,000
                                            ==============   ==============

Liabilities and Partners' Equity

Accounts payable and other liabilities      $   1,129,000    $   1,240,000
Due to unconsolidated joint venture               262,000          339,000
Notes payable                                  15,581,000       15,791,000
                                            --------------   --------------
   Total liabilities                           16,972,000       17,370,000
                                            --------------   --------------
Commitments and Contingencies

Partners' Equity:

General partners (deficit)                     (1,885,000)      (1,933,000)
Limited partners equity (109,027 assignee
 units outstanding at June 30, 1995 and
 September 30, 1994)                           24,647,000       22,319,000
                                            --------------   --------------
 Total partners' equity                        22,762,000       20,386,000
                                            --------------   --------------
 Total liabilities and partners' equity     $  39,734,000    $  37,756,000
                                            ==============   ==============

                See notes to consolidated financial statements.

                                    2 of 21



       MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - JUNE 30, 1995



               Consolidated Statements of Operations (Unaudited)

                                                   For the Nine Months Ended
                                                  June 30, 1995   June 30, 1994


Revenues:

   Room revenue                                    $ 11,060,000   $ 16,350,000
   Food and beverage revenue                               --        2,593,000
   Other operating revenues                             703,000      1,174,000
   Interest income                                      165,000        197,000
   Gain on sale of joint venture interests                 --        1,467,000
                                                   -------------  -------------
     Total revenues                                  11,928,000     21,781,000
                                                   -------------  -------------
Expenses:

   Room expenses                                      2,503,000      3,926,000
   Food and beverage expenses                              --        2,331,000
   Other operating expenses                           4,672,000      8,212,000
   Depreciation                                       1,173,000      1,254,000
   Interest                                             762,000      1,299,000
   Loss from unconsolidated joint venture's
    operations                                           93,000        262,000
   General and administrative                           349,000        364,000
                                                   -------------  -------------
     Total expenses                                   9,552,000     17,648,000
                                                   -------------  -------------
Income before minority interest in joint
 ventures' operations                                 2,376,000      4,133,000

Minority interest in joint ventures' operations            --         (404,000)
                                                   -------------  -------------
Net income                                         $  2,376,000   $  3,729,000
                                                   =============  =============
Net income per limited partnership assignee unit   $         21   $         34
                                                   =============  =============

                See notes to consolidated financial statements.

                                    3 of 21


       MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - JUNE 30, 1995




Consolidated Statements of Operations (Unaudited)

                                                 For the Three Months Ended
                                               June 30, 1995   June 30, 1994


Revenues:

   Room revenue                                    $3,601,000   $3,405,000
   Other operating revenues                           229,000      219,000
   Interest income                                     70,000       67,000
   Equity in unconsolidated joint venture's
    operations                                         14,000           --
                                                   -----------  -----------
     Total revenues                                 3,914,000    3,691,000
                                                   -----------  -----------
Expenses:

   Room expenses                                      865,000      828,000
   Other operating expenses                         1,491,000    1,559,000
   Depreciation and amortization                      391,000      376,000
   Interest                                           253,000      357,000
   Loss from unconsolidated joint venture's
    operations                                           --        110,000
   General and administrative                         115,000      107,000
                                                   -----------  -----------
     Total expenses                                 3,115,000    3,337,000
                                                   -----------  -----------
Net income                                         $  799,000   $  354,000
                                                   ===========  ===========
Net income per limited partnership assignee unit   $        7   $        3
                                                   ===========  ===========

                See notes to consolidated financial statements.

                                    4 of 21


      MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - JUNE 30, 1995



Consolidated Statement of Partners' Equity (Deficit) (Unaudited)
For the Nine Months Ended June 30, 1995


                               General      Limited        Total
                              Partners'    Partners'      Partners'
                              (Deficit)     Equity         Equity


Balance - October 1, 1994   $(1,933,000)   $22,319,000   $20,386,000

   Net income                    48,000      2,328,000     2,376,000

                            ------------   ------------  ------------
Balance - June 30, 1995     $(1,885,000)   $24,647,000   $22,762,000
                            ============   ============  ============

                See notes to consolidated financial statements.

                                    5 of 21


       MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - JUNE 30, 1995


               Consolidated Statements of Cash Flows (Unaudited)
                                                For the Nine Months Ended
                                               June 30, 1995   June 30, 1994
Operating Activities:

Net income                                      $ 2,376,000    $ 3,729,000
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation and amortization                  1,194,000      1,322,000
   Minority interest in joint ventures'
    operations                                         --          404,000
   Gain on sale of joint venture interests             --       (1,467,000)
   Equity in unconsolidated joint venture's
    operations                                       93,000        262,000
Changes in operating assets and liabilities:
   Accounts receivable and other assets              42,000        156,000
   Accounts payable, and other liabilities         (111,000)    (1,100,000)
                                                ------------   ------------
Net cash provided by operating activities         3,594,000      3,306,000
                                                ------------   ------------
Investing Activities:

Net proceeds from sale of joint venture
 interests                                             --            2,000
Properties and improvements additions              (794,000)    (1,055,000)
Unconsolidated joint venture contributions         (170,000)      (150,000)
Proceeds from cash investments                         --        5,842,000
Purchase of cash investments                           --       (2,375,000)
                                                ------------   ------------
Net cash (used in) provided by investing
 activities                                        (964,000)     2,264,000
                                                ------------   ------------
Financing Activities:

Satisfaction of note payable                           --       (7,000,000)
Notes payable principal payments                   (210,000)      (187,000)
                                                ------------   ------------
Cash (used in) financing activities                (210,000)    (7,187,000)
                                                ------------   ------------
Increase (Decrease) in Cash and Cash
 Equivalents                                      2,420,000     (1,617,000)


Cash and Cash Equivalents at Beginning
 of Period                                        4,045,000      5,088,000
                                                ------------   ------------
Cash and Cash Equivalents at End of Period      $ 6,465,000    $ 3,471,000
                                                ============   ============
Supplemental Disclosure of Cash Flow
 Information:
  Interest paid in cash during the period       $   741,000    $ 1,224,000
                                                ============   ============
Supplemental Disclosure of Non-Cash Investing
 and Financing Activities:
   Gain on sale of joint venture interests in 1994 - Note 4


                See notes to consolidated financial statements.

                                    6 of 21


      MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - JUNE 30, 1995

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  General

    The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended September 30, 1994. The Partnership sold its remaining joint venture interests in March 1994. The statement of operations for the nine months ended June 30, 1994 has consolidated joint ventures in which the Partnership had a controlling interest. Certain accounts have been reclassified in order to conform to the current period.

    The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature, except as discussed in Note 4.

    At June 30, 1995, the Partnership had approximately $4,818,000 invested in overnight repurchase agreements earning approximately 6% per annum.

    The results of operations for the nine and three months ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

2.  Transactions with Related Parties

    An affiliate of NPI, Inc. received reimbursements of administrative expenses amounting to $120,000 and $58,000 during the nine months ended June 30, 1995 and 1994, respectively. These reimbursements are primarily included in general and administrative expenses.


    An affiliate of NPI, Inc. was paid fees of $26,000 and $10,000 relating to successful real estate tax appeals on the Partnership's Embassy Suites - Tempe and Residence Inn - Sacramento Hotels, respectively, during the nine months ended June 30, 1995. The tax appeal fees are included in operating expenses.

3.  Notes Payable

    On June 2, 1994, the Partnership prepaid, in full satisfaction, the note encumbering its Embassy Suites property in the amount of $7,000,000. The note had been accruing interest at prime plus 1% and was due to mature in December 1996.

    The Partnership's unconsolidated joint venture's (the Holiday Inn Crowne Plaza) mortgage payable in the amount of $34,000,000, was due to mature in July 1995. On June 28, 1995, the Partnership obtained a six month extension of the due date to December 29, 1995. The loan requires monthly payments of interest only at 12.29% commencing August 1, 1995.

                               7 of 21


      MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - JUNE 30, 1995

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

5.  Subsequent Events

    As of July 7, 1995, the Combined Fund, a joint venture in which the Partnership has a 50% interest, entered into an agreement with its joint venture partner in the Holiday Inn Crowne Plaza pursuant to which the parties agreed to sell the Holiday Inn Crowne Plaza. The agreement provides that the net proceeds to the Combined Fund from any such sale must be at least $5,000,000. If the property is not sold by January 31, 1996, the joint venture partner is obligated to purchase the joint venture interest of the Combined Fund for $5,000,000. The Partnership anticipates that it will recognize net proceeds of approximately $2,500,000 and a gain on disposition of approximately $2,700,000 for financial statement purposes on the transaction.

    On July 25, 1995, the Partnership sold its Embassy Suites Hotel to an unaffiliated third party for $19,600,000. After closing costs and adjustments, the Partnership received net proceeds of approximately $19,000,000 and will recognize a gain on sale of approximately $8,700,000.

    On July 26, 1995, the Partnership distributed $21,989,000 ($202 per unit) and $449,000 to the limited and general partners, respectively. The funds were primarily provided by the sale proceeds of the Partnership's Embassy Suites Hotel.

6.  Legal Proceedings

    On May 19, 1995 final approval was given by the Court to a settlement agreement relating to the tender offer litigation. As required by the terms of the settlement agreement, DeForest Ventures I L.P. ("DeForest") commenced a second tender offer (the "Second Tender Offer") on June 2, 1995 for units of limited partnership in the Partnership. Pursuant to the Second Tender Offer, DeForest acquired an additional 753 limited partnership units of the Partnership.

                               8 of 21

      MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - JUNE 30, 1995

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  Investment in Unconsolidated Joint Venture

    The following are the condensed balance sheets as of June 30, 1995 and September 30, 1994 and condensed statements of operations for the nine and the three months ended June 30, 1995 and 1994 of the unconsolidated joint venture:


                  MRI BUSINESS PROPERTIES COMBINED FUND NO. 1

                           CONDENSED BALANCE SHEETS

                                                  June 30,    September 30,
                                                   1995           1994
                                               (Unaudited)      (Audited)
Assets

Cash and cash equivalents                     $  1,010,000    $    561,000
Restricted cash                                    790,000         564,000

Accounts receivable and other assets             2,230,000       1,323,000

Real Estate:
   Real estate                                  63,293,000      62,898,000
   Accumulated depreciation                    (17,535,000)    (16,335,000)
   Allowance for impairment of value           (11,962,000)    (11,962,000)
                                              -------------   -------------
Real estate, net                                33,796,000      34,601,000
                                              -------------   -------------
   Total assets                               $ 37,826,000    $ 37,049,000
                                              =============   =============

Liabilities and Partners' Deficiency

Accounts payable and other liabilities        $  3,000,000    $  2,320,000
Due to affiliates                                1,884,000       2,095,000
Note payable                                    34,000,000      34,000,000
                                              -------------   -------------
   Total liabilities                            38,884,000      38,415,000
                                              -------------   -------------
Minority interest in joint venture                (535,000)       (689,000)
                                              -------------   -------------
Commitments and Contingencies

Partners' Deficiency:
 MRI BPF, LTD. II                                 (261,000)       (338,000)
 MRI BPF, LTD. III                                (262,000)       (339,000)
                                              -------------   -------------
   Total partners' deficiency                     (523,000)       (677,000)
                                              -------------   -------------
   Total liabilities and partners' deficiency $ 37,826,000    $ 37,049,000
                                              =============   =============
                                    9 of 21


      MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - JUNE 30, 1995

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  Investment in Unconsolidated Joint Venture (Continued)


                  MRI BUSINESS PROPERTIES COMBINED FUND NO. 1

                CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                  For the Nine Months Ended
                                                 June 30, 1995   June 30, 1994

Revenues                                          $ 15,730,000    $ 15,096,000


Expenses                                            16,102,000      16,144,000
                                                  -------------   -------------
Loss before minority interest in joint
 venture operations                                   (372,000)     (1,048,000)

Minority interest in joint venture
 operations                                            186,000         524,000
                                                  -------------   -------------
Net loss                                          $   (186,000)   $   (524,000)
                                                  =============   =============

Allocation of net loss:
   MRI BPF, Ltd. II                               $    (93,000)   $   (262,000)
   MRI BPF, Ltd. III                                   (93,000)       (262,000)
                                                  -------------   -------------
   Net loss                                       $   (186,000)   $   (524,000)
                                                  =============   =============

                                                   For the Three Months Ended
                                                 June 30, 1995   June 30, 1995


Revenues                                          $  5,608,000    $ 4,944,000

Expenses                                             5,551,000      5,385,000
                                                  -------------   ------------
Income (loss) before minority interest in joint
 venture operations                                     57,000       (441,000)

Minority interest in joint venture
 operations                                            (29,000)       221,000
                                                  -------------   ------------
Net income (loss)                                 $     28,000    $  (220,000)
                                                  =============   ============

Allocation of net income (loss):
   MRI BPF, Ltd. II                               $     14,000    $  (110,000)
   MRI BPF, Ltd. III                                    14,000       (110,000)
                                                  -------------   ------------
   Net income (loss)                              $     28,000    $  (220,000)
                                                  =============   ============

                                   10 of 21


 MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - JUNE 30, 1995


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.


This item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.


Liquidity and Capital Resources

All of Registrant's properties are hotels. Registrant receives hotel operating revenues and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. Registrant uses working capital reserves provided from any undistributed cash flow from operations and sales proceeds as its primary source of liquidity. During the nine months ended June 30, 1995, all of Registrant's remaining hotels generated positive cash flow. On July 25, 1995, Registrant sold its Embassy Suites Hotel to an unaffiliated third party for $19,600,000. After closing costs and adjustments, Registrant received net proceeds of approximately $19,000,000 and will recognize a gain on sale of approximately $8,700,000. On July 26, 1995, Registrant distributed $21,989,000 and $449,000 to the limited and general partners, respectively. The funds were primarily provided by the sale proceeds of Registrant's Embassy Suites Hotel.

The level of liquidity based upon cash and cash equivalents experienced a $2,420,000 increase at June 30, 1995, as compared to September 30, 1994. Registrant's $3,594,000 of cash from operating activities was only partially offset by $964,000 of cash used in investing activities and $210,000 of notes payable payments (financing activities). Net cash used in investing activities consisted of $794,000 of fixed asset purchases and $170,000 of contributions to Registrant's unconsolidated joint venture. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

Working capital reserves are invested in money market accounts and repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund essential capital improvements and debt service payments in the remainder of 1995 and the foreseeable future. Balloon payments on mortgages encumbering Registrant's properties are due in September and October 1997. The Managing General Partner believes that each property generates sufficient cash flow to allow all mortgages to be refinanced in an orderly fashion. The mortgage encumbering the Holiday Inn Crowne Plaza, was due to mature in July 1995. Registrant obtained a six month extension of the due date to December 29, 1995. The Managing General Partner anticipates selling the hotel on or before the maturity date. As described in Item 1, Note 5, pursuant to an agreement, Registrant's interest in the Holiday Inn Crowne Plaza will be sold or otherwise disposed of by January 31, 1996. Registrant anticipates that it will receive net proceeds of approximately $2,500,000 on the transaction. In addition, Registrant is currently marketing for sale its two remaining properties.

As required by the terms of the settlement of the actions brought against, among others, DeForest Ventures I L.P. ("DeForest") relating to the tender offer made by DeForest in October 1994 (the "First Tender Offer") for units of limited partnership interest in Registrant and certain affiliated partnerships, DeForest commenced a second tender offer (the "Second Tender Offer") on June 2, 1995 for units of limited partnership interest in Registrant. Pursuant to the Second Tender Offer, DeForest acquired an additional 753 units of Registrant which, when added to the units acquired during the First Tender



                               11 of 21


      MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - JUNE 30, 1995


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.


Liquidity and Capital Resources (Continued)

Offer, represents approximately 25.3% of the total number of outstanding units of Registrant. The Managing General Partner believes that the tender will not have a significant impact on future operations or liquidity of Registrant (see
Part II, Item 1, Litigation). Also in connection with the settlement, an affiliate of the Managing General Partner has made available to Registrant a credit line of up to $150,000 per property owned by Registrant. Based on present plans, management does not anticipate the need to borrow in the near future.

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

Results of Operations

Nine Months Ended June 30, 1995 vs. June 30, 1994

Operating results, before minority interest in joint venture's operations, declined by $1,757,000 for the nine months ended June 30, 1995, as compared to

1994. Operating results declined primarily due to the $1,467,000 gain on sale of Registrant's joint venture interests in 1994.

Revenues declined by $9,853,000 for the nine months ended June 30, 1995, as compared to 1994, due to the sale of Registrant's joint venture interests. With respect to the remaining properties, revenues increased by $808,000 due to increases in room revenues of $741,000 and other operating revenue of $72,000 which were slightly offset by a decrease in interest income of $5,000.


                               12 of 21


      MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - JUNE 30, 1995


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.


Nine Months Ended June 30, 1995 vs. June 30, 1994 (Continued)

Room revenue increased at Registrant's remaining properties, with the exception of the Residence Inn - Sacramento, where a decline in occupancy more than offset an increase in average daily room rates. The largest increase was at Registrant's Embassy Suites - Tempe property, due to a significant increase in average daily room rates, which was only partially offset by a decline in occupancy. Other operating revenues increased due to increases in other income and telephone revenue at Registrant's Embassy Suites - Tempe property. Interest income decreased due to the decline in average working capital reserves available for investment.

Expenses decreased by $8,096,000 for the nine months ended June 30, 1995, as compared to 1994, due to the sale of Registrant's joint venture interests. With respect to the remaining properties, expenses declined due to decreases in interest expense of $421,000 and loss from unconsolidated joint venture operations of $169,000 which were partially offset by increases in other operating expenses of $190,000, room expenses of $84,000 and depreciation of $34,000. In addition, general and administrative expenses decreased by $15,000.

Interest expense decreased primarily due to Registrant prepaying on June 2, 1994, in full satisfaction, the note encumbering Registrant's Embassy Suites property, coupled with the reduction in the interest rate on the loan encumbering Registrant's Residence Inn - Orlando property. The loss from Registrant's unconsolidated joint venture property (the Holiday Inn Crowne Plaza) decreased due to improved operations at the hotel. Room expenses remained relatively constant. Other operating expenses increased primarily at Registrant's Embassy Suites property. Depreciation expense increased due to an under accrual in the prior year comparative period. General and administrative expenses decreased due to a reduction in asset management costs.

Three Months Ended June 30, 1995 vs. June 30, 1994

Operating results improved by $445,000 for the three months ended June 30, 1995,

as compared to 1994, due to an increase in revenues of $223,000 and a decrease in expenses of $222,000.

Revenues increased due to increases in room revenues of $196,000, other operating income of $10,000, equity in unconsolidated joint venture operations of $14,000 and interest income of $3,000. Room revenues increased at all of Registrant's properties. The largest increase was at Registrant's Embassy Suites - Tempe property, due to a significant increase in average daily room rates, which was only partially offset by a decline in occupancy. Other operating revenues increased due to increases in other income and telephone revenue at Registrant's Embassy Suites - Tempe property. Interest income increased due to an increase in average working capital reserves available for investment.

Expenses decreased due to decreases in interest expense of $104,000, other operating expenses of $68,000, and loss from unconsolidated joint venture operations of $110,000, which were partially offset by increases in rooms expense of $37,000, depreciation and amortization of $15,000, and general and administrative expense of $8,000. Interest expense decreased primarily due to Registrant prepaying on


                               13 of 21


      MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - JUNE 30, 1995


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.


Three Months Ended June 30, 1995 vs. June 30, 1994 (Continued)

June 2, 1994, in full satisfaction, the note encumbering Registrant's Embassy Suites property, coupled with the reduction in the interest rate on the loan encumbering Registrant's Residence Inn - Orlando property. Other operating expenses decreased primarily at Registrant's Residence Inn - Orlando property. Room expense remained relatively constant. Depreciation and amortization increased due to an under accrual in the prior year comparative period. General and administrative expenses increased due to increased reimbursed expenses for the period.


Unconsolidated Joint Venture Operations
(MRI BPF Combined Fund No. 1)

Nine Months Ended June 30, 1995 vs. June 30, 1994

Operating results, prior to the minority interest, improved by $676,000 for the nine months ended June 30, 1995, as compared to 1994, due to increases in revenues and decreases in expenses. The increase in revenue is attributable to higher average room rates.


Three Months Ended June 30, 1995 vs. June 30, 1994

Operating results, prior to minority interest, improved by $498,000 for the three months ended June 30, 1995, due to an increase in revenues which was partially offset by an increase in expenses. The increase in revenue is attributable to higher average room rates, which was partially offset by a decline in occupancy.

                               14 of 21


      MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - JUNE 30, 1995


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.


Properties

A description of the hotel properties in which Registrant had an ownership interest during the period covered by this Report, together with occupancy and room rate data, follows:

                                              MRI BUSINESS PROPERTIES FUND, LTD. III

                                                  OCCUPANCY AND ROOM RATE SUMMARY

                                                          Average                                      Average
                                                      Occupancy Rate (%)                         Daily Room Rate ($)
                                                 ----------------------------            -------------------------------
                                                 Nine months     Three Months            Nine months        Three Months
                                      Date          Ended           Ended                  Ended                Ended
                                       of          June 30,        June 30,               June 30,             June 30,
Name and Location           Rooms   Purchase     1995    1994    1995    1994         1995       1994       1995       1994
- -----------------           -----   -------      ----    ----    ----    ----         ----       ----       ----       ----

Holiday Inn Crowne
  Plaza (1)
  Atlanta, Georgia            492     03/86        75      75      78      80        96.78      89.05      98.65      87.60

Embassy Suites - Tempe
  Tempe, Arizona              224     12/86        80      85      81      86       100.52      84.53      89.98      77.49

Residence Inn - Orlando
  Orlando, Florida            176     09/87        79      72      77      75        76.05      81.47      75.48      76.09

Residence Inn - Sacramento,
  California                  176     09/87        79      84      86      86        82.20      79.09      85.00      82.21


(1)     Registrant and an affiliated partnership, MRI Business Properties Fund, Ltd. II, own the hotel through a joint venture which has a 50 percent interest in this property.


                               15 of 21


      MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - JUNE 30, 1995

                      PART II - OTHER INFORMATION


Item 1.  Litigation

       Lawrence M. Whiteside, on behalf of himself and all others similarly situated, v. Fox Capital Management Corporation et al., Superior Court of the State of California, San Mateo County, Case No. 390018.

       Bonnie L. Ruben and Sidney Finkel, on behalf of themselves and all others similarly situated, v. DeForest Ventures I L.P., et. al., United States District Court, Northern District of Georgia, Atlanta Division, Case No. 1-94-CV-2983-JEC.

       Roger L. Vernon, individually and on behalf of all similarly situated persons v. DeForest Ventures I L.P. et. al., Circuit Court of Cook County, County Departments, Chancery Division, State of Illinois, Case No. 94CH0100592.

       James Andrews, et al., on behalf of themselves and all others similarly situated v. Fox Capital Management Corporation, et al., United States District Court, Northern District of Georgia, Atlanta Division, Case No. 1-94-CV-3351-JEC.

       On May 19, 1995, the Court gave final approval to the settlement agreement entered into, in March 1995, by the plaintiffs and the defendants in the above actions. Pursuant to the Court's order, all claims made by the plaintiffs were dismissed with prejudice subject to the defendants compliance with the settlement agreement. As required by the settlement agreement, DeForest Ventures I L.P. ("DeForest") and DeForest Ventures II L.P. commenced a tender offer for units of limited partnership interest in Registrant as well as 18 other affiliated partnerships on June 2, 1995 and implemented the other provisions of the settlement agreement. See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition."

Item 5.  Pro Forma Financial Information

       The following pro forma consolidated balance sheet as of June 30, 1995, and the pro forma consolidated statement of operations for the nine months ended June 30, 1995 and the year ended September 30, 1994 give effect to the sale of Registrant's Embassy Suites property interest. Registrant sold its Embassy Suites Hotel on July 25, 1995 to an unaffiliated third party for $19,600,000. Registrant received net proceeds of approximately $19,000,000 and will recognize a gain on sale of approximately $8,700,000. The adjustments related to the pro forma consolidated balance sheet assume the transaction was consummated at June 30, 1995, while the adjustments to the pro forma consolidated statements of operations assume the transaction was consummated at the beginning of the year presented.

       The pro forma adjustments required are to eliminate the assets, liabilities and operating activity of the Embassy Suites property and to reflect consideration received for the property.

       These pro forma adjustments are not necessarily reflective of the results that actually would have occurred if the sale had been in effect as of and for the period presented or what may be achieved in the future.


                               16 of 21


      MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - JUNE 30, 1995

               Pro Forma Consolidated Balance Sheet (Unaudited)
                                 June 30, 1995

                                                             Pro Forma
                                              Historical    Adjustments      Pro Forma
                                            ------------    ------------    ------------
Assets
Cash and cash equivalents                   $  6,465,000    $   (317,000)   $  6,148,000
Accounts receivable and other assets             728,000      18,604,000      19,332,000

Real Estate:
 Real estate                                  49,146,000     (18,174,000)     30,972,000
 Accumulated depreciation                    (16,605,000)      7,298,000      (9,307,000)
                                            -------------   -------------   -------------

   Real estate, net                           32,541,000     (10,876,000)     21,665,000
                                            -------------   -------------   -------------
   Total assets                             $ 39,734,000    $  7,411,000    $ 47,145,000
                                            =============   =============   =============

Liabilities and Partners' Equity

Accounts payable and other liabilities      $  1,129,000    $   (500,000)   $    629,000
Due to unconsolidated joint venture              262,000            --           262,000
Notes payable                                 15,581,000            --        15,581,000
                                            -------------   -------------   -------------
   Total liabilities                          16,972,000        (500,000)     16,472,000
                                            -------------   -------------   -------------
Commitments and Contingencies


Partners' Equity:

General partners                              (1,885,000)        158,000      (1,727,000)
Limited partners equity (109,027 assignee
 units outstanding at June 30, 1995 and
  September 30, 1994)                         24,647,000       7,753,000      32,400,000
                                            -------------   -------------   -------------
   Total partners' equity                     22,762,000       7,911,000      30,673,000
                                            -------------   -------------   -------------
   Total liabilities and partners' equity   $ 39,734,000    $  7,411,000    $ 47,145,000
                                            =============   =============   =============

                                   17 of 21


      MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - JUNE 30, 1995

          Pro Forma Consolidated Statement of Operations (Unaudited)
                    For the Nine Months Ended June 30, 1995



                                                    Pro Forma
                                      Historical   Adjustments     Pro Forma
                                     -----------   ------------   ------------

Revenues:
   Room revenue                      $11,060,000   $(4,980,000)   $ 6,080,000
   Other operating revenues              703,000      (406,000)       297,000
   Interest income                       165,000       (20,000)       145,000
                                     ------------  ------------   ------------
   Total revenues                     11,928,000    (5,406,000)     6,522,000
                                     ------------  ------------   ------------
Expenses:
   Room expense                        2,503,000    (1,091,000)     1,412,000
   Other operating expenses            4,672,000    (2,003,000)     2,669,000
   Depreciation                        1,173,000      (469,000)       704,000
   Interest                              762,000            --        762,000
   Loss from unconsolidated joint
    venture's operations                  93,000            --         93,000
   General and administrative            349,000            --        349,000
                                     ------------  ------------   ------------
   Total expenses                      9,552,000    (3,563,000)     5,989,000
                                     ------------  ------------   ------------
Net income                           $ 2,376,000   $(1,843,000)   $   533,000
                                     ============  ============   ============
Net income per limited partnership
 unit                                $        21                  $         5
                                     ============                 ============


                                   18 of 21



      MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - JUNE 30, 1995

                Pro Forma Consolidated Statement of Operations
                     For the Year Ended September 30, 1994


                                        Historical      Pro Forma        Pro Forma
                                        (Audited)      Adjustments      (Unaudited)
                                       ------------    -------------   -------------
Revenues

   Room revenues                       $ 19,544,000    $ (5,661,000)   $ 13,883,000
   Food and beverage revenue              2,593,000               0       2,593,000
   Other operating revenues               1,389,000        (457,000)        932,000
   Interest and other income                205,000         (17,000)        188,000
   Gain on sale of joint ventures         1,467,000               0       1,467,000
                                       -------------   -------------   -------------
   Total revenues                        25,198,000      (6,135,000)     19,063,000
                                       -------------   -------------   -------------

Expenses

   Room expenses                          4,720,000      (1,392,000)      3,328,000
   Food and beverage revenue              2,331,000               0       2,331,000
   Other operating expenses               9,690,000      (2,424,000)      7,266,000
   Depreciation                           1,679,000        (626,000)      1,053,000
   Interest                               1,527,000        (373,000)      1,154,000
   Equity in unconsolidated joint
    venture                                 342,000               0         342,000
   General and administrative               469,000               0         469,000
                                       -------------   -------------   -------------
   Total expenses                        20,758,000      (4,815,000)     15,943,000
                                       -------------   -------------   -------------
   Income                                 4,440,000      (1,320,000)      3,120,000

   Minority interest                       (404,000)              0        (404,000)
                                       -------------   -------------   -------------
   Net income                          $  4,036,000    $ (1,320,000)   $  2,716,000
                                       =============   =============   =============
   Net income per limited partnership  $         36                    $         24
    unit                               =============                   =============



                                   19 of 21


  MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - JUNE 30, 1995


                      PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

      No report on Form 8-K was required to be filed for the three months ended June 30, 1995.


                               20 of 21


      MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - JUNE 30, 1995


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


                              MRI BUSINESS PROPERTIES FUND, LTD. III


                              By: MONTGOMERY REALTY COMPANY - 85,
                                  its Managing General Partner

                              By: FOX REALTY INVESTORS,
                                  the managing general partner of
                                  the Managing General Partner

                              By: NPI Equity Investments II, Inc. ("NPI")
                                  managing partner




                              /S/ ARTHUR N. QUELER
                              -------------------------------------
                              Secretary/Treasurer and Director
                              (Principal Financial Officer)


                               21 of 21