Form 10-K
period 1995-09-30
MRI BUSINESS PROPERTIES FUND LTD III
filed 1995-12-29
CIK 769635

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended September 30, 1995, or

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ________________ to ________________
        Commission file number 0-15348

                    MRI BUSINESS PROPERTIES FUND, LTD. III
            (Exact name of Registrant as specified in its charter)

             CALIFORNIA                                  94-2969782
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

     5665 Northside Drive, N.W.
         Atlanta, Georgia                               30328
 (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:           (770) 916-9090

Securities registered pursuant to Section 12(b) of the Act:
                             None

Securities registered pursuant to Section 12(g) of the Act:
                     Limited Partnership Units

      Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      No market for the Limited Partnership Units exists and therefore a market value for such Units cannot be determined.


                  DOCUMENTS INCORPORATED HEREIN BY REFERENCE:

(1) Prospectus of Registrant dated December 18, 1985, as thereafter supplemented incorporated in Parts I, III and IV.
================================================================================

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

      Beginning in January 1986 through September 5, 1986 Registrant offered and sold $109,027,000 in Limited Partnership Assignee Units. The net proceeds of this offering were used to purchase interests in seven income-producing real properties. Registrant's original portfolio was geographically diversified with properties acquired in seven states. The acquisition activities of Registrant were completed on September 30, 1987, and since that time the principal activity of Registrant has been managing its portfolio. One of Registrant's properties was acquired by the lender through foreclosure in fiscal year 1992, Registrant's joint venture interest in two other properties were sold in March, 1994 and one of Registrant's properties was sold in the fourth quarter of fiscal 1995. (See "Sales"). In the first quarter of fiscal 1996, Registrant's Residence-Inn Orlando property was sold and the joint venture in which Registrant had an indirect interest sold its only asset, the Holiday Inn-Crowne Plaza, on December 1, 1995. (See "Subsequent Events"). Registrant's remaining asset is under contract for sale. (See, "Contract for Sale"). Item 2, "Properties" sets forth a description of Registrant's properties.

      In the event that the sale of Registrant's remaining property is consummated, Registrant expects to dissolve and, after establishing sufficient reserves, distribute the net assets of Registrant to its partners in accordance with the terms of the Partnership Agreement.

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

      There have been and it is possible there may be other Federal, state and local legislation and regulations enacted relating to the protection of the environment. Registrant is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by Registrant.

      Registrant monitors its remaining property for evidence of pollutants, toxins and any dangerous substances including the presence of asbestos. In certain cases environmental testing has been performed and, except as noted below, resulted in no material adverse conditions or liabilities. In no case has Registrant received notice that it is a potentially responsible party with respect to an environmental cleanup sight.

      Registrant maintains property and liability insurance on the properties and believes such coverage to be adequate.

      Assuming that Registrant's remaining asset is sold at the current contract price, Registrant's original investment objective of capital growth will not be attained. Accordingly, a significant portion of invested capital will not be returned to limited partners.

Employees/Management

      Registrant has no employees. Registrant's properties are managed by unaffiliated third party management companies pursuant to management agreements with such third parties.

      Registrant's affairs were managed by Metric Management Inc., ("MMI") or a predecessor from March 1988 to December 1993. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, Registrant's general partner assumed responsibility for cash management of Registrant as of December 23, 1993 and assumed responsibility for day-to-day management of Registrant's affairs, including portfolio management, accounting and investor relations services as of April 1, 1994.

      On December 6, 1993, NPI Equity Investment II, Inc. ("NPI Equity II" or the "Managing General Partner") became the managing partner of FRI. As a result, NPI Equity II became responsible for the operation and management of the business and affairs of Registrant and the other investment partnerships sponsored by FRI and its affiliates. The individuals who had served previously as partners of FRI contributed their general partnership interests in FRI to a newly formed limited partnership, Portfolio Realty Associates, L.P. ("PRA"), in exchange for limited partnership interests in PRA. In the foregoing capacity, such parties continue to hold indirectly certain economic interests in Registrant and such other investment limited partnerships, but have ceased to be responsible for the operation and management of Registrant and such other partnerships. NPI Equity II is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI"), a diversified real estate management company with offices in Jericho, New York and Atlanta, Georgia.

Sales

      On July 25, 1995, Registrant's Embassy Suites (Tempe, Arizona) property was sold to an unaffiliated third party for $19,600,000. At the date of the sale, the net carrying value of the property was $10,823,000. After deducting sales expenses of 135,000, the sale resulted in a gain of $8,642,000. The Partnership received net proceeds of 19,465,000 on the sale.

      On March 15, 1994, Registrant sold its 65 percent interest in the Washington Park Hotel Associates Joint Venture, which owned the Radisson Park Terrace Hotel, located in Washington, D.C. for $1,455,000 in cash, to its joint venture partner. The sale, after expenses, resulted in a gain of $924,000.

      On March 7, 1994, the partnership sold its 60 percent interest in the Park Hyatt Water Tower Associates Joint Venture, which owned the Park Hyatt Hotel, located in Chicago, Illinois to an affiliate of the joint venture partner. The sales price of $5,831,000 was comprised of the following: (1) the assumption of the purchase money note payable to an affiliate of the joint venture partner in the amount of $2,500,000, (2) accrued and unpaid interest to an affiliate of the joint venture partner of $1,581,000 assumed by the buyer, and (3) cash of $1,750,000. The sale resulted in a gain of $543,000.

Subsequent Events

      On October 19, 1995, Registrant's Residence Inn - Orlando Property was sold to an unaffiliated third party for $10,100,000. After satisfaction of the mortgage loan of $7,985,000 (including accrued interest) and closing costs, Registrant received approximately $1,981,000. Registrant has recorded a provision for loss on sale of property of $800,000 for the 1995 fiscal year.

      As of July 7, 1995, MRI Business Properties Combined Fund No. 1, a joint venture with MRI Business Properties Fund, Ltd. II (the "Combined Fund"), entered into an agreement with its joint venture partner in the Holiday Inn Crowne Plaza pursuant to which the parties agreed to sell the Holiday Inn Crowne Plaza. The agreement provided that the net proceeds to the Combined Fund from any such sale must be at least $5,000,000. On December 1, 1995, the Combined Fund sold the Holiday Inn Crowne Plaza property to an unaffiliated third party for $44,000,000. After satisfaction of the mortgage note of $34,000,000, closing costs and other expenses, the joint venture received approximately $8,900,000. The Combined Fund received $5,000,000 of net proceeds (of which Registrant's share is $2,500,000) in accordance with the July 7, 1995 agreement. Registrant will recognize a gain on disposition of approximately $3,000,000 during the first quarter of fiscal 1996. The Combined Fund had previously recorded an approximate $12,000,000 provision for impairment of value in 1991 and 1992. A former joint venture partner may be required to contribute certain funds to Registrant in accordance with the joint venture agreement. The amount of contribution, if any, is not determinable at this time.


Contracts for Sale

      On November 15, 1995, the Partnership contracted to sell its remaining property, the Residence Inn-Sacramento, to an unaffiliated third party for $14,600,000. After satisfaction of the mortgage loan of approximately $7,500,000 and closing costs, the Partnership expects to receive net proceeds of approximately $6,800,000. For financial statement purposes the partnership will recognize a gain on the sale. The sale is subject to due diligence and is expected to close during the second quarter of fiscal 1996.

Material Events/Change in Control

      On October 12, 1994, NPI sold one-third of the stock of NPI to an affiliate ("Apollo") of Apollo Real Estate Advisors, L.P. Apollo is entitled to designate three of the seven directors of NPI Equity II. In addition, the approval of certain major actions on behalf of Registrant requires the affirmative vote of at least five directors of NPI Equity II.

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

      DeForest I was formed for the purpose of making tender offers (the "Tender Offers") for limited partnership interests in Registrant as well as 11 affiliated limited partnerships. DeForest II was formed for the purpose of making tender offers for limited partnership interest in 7 affiliated limited partnerships.

      Pursuant to DeForest I's Form 13-D filed with the Securities and Exchange Commission, DeForest I owns 27,527 limited partnership units or 25.25% of the total limited partnership units of Registrant. (See Item 12, "Security Ownership of Certain Beneficial Owners and Management.")

      On August 17, 1995, the stockholders of NPI, the sole shareholder of NPI Equity II, entered into an agreement to sell to IFGP Corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"), all of the issued and outstanding stock of NPI. The sale of the stock is subject to the satisfaction of certain conditions (including, third party consents and other conditions not within the control of the parties to the agreement) and is scheduled to closed in January 1996. Upon closing, it is expected that the current officers and directors of NPI Equity II will resign and Insignia will elect new officers and directors.

      Insignia together with its subsidiaries and affiliates, is a fully integrated real estate service company specializing in the ownership and operation of securitized real estate assets. Insignia's principal offices are located in Greenville, South Carolina and its stock is publicly traded on the New York Stock Exchange under the symbol IFS. According to Commercial Property News and the National Multi-Housing Council, Insignia is the largest property manager in the United States, has been the largest manager of residential properties since 1992, and is among the largest managers of commercial properties. As a full service real estate management organization, Insignia performs property management, asset management, investor services, partnership administrations, real estate investment banking, mortgage banking, and real estate brokerage services for various types of property owners.

Competition

      Registrant is affected by and subject to the general competitive conditions of the lodging industry. In addition, each of Registrant's properties competes in an area which normally contains numerous other properties which may be considered competitive. In fiscal year 1995 the market for hotel properties improved significantly due in part to the establishment of new Hotel REITS and the acquisitions by franchisers (i.e., Marriott, Promus, etc.). As a result, Registrant was able to sell or contract for the sale of its remaining properties at competitive prices.

Item 2.  Properties

      A description of the hotel properties in which Registrant has or had an ownership interest is as follows:


                                                                    Portfolio
                                      Date of    Date of           Percentage
Name and Location                     Purchase    Sale      Rooms     (6)
-----------------                     --------    ----      -----    ------

Holiday Inn Crowne Plaza(1)(2)        03/86      12/95      492        21
  4355 Ashford-Dunwoody Rd.
  Atlanta, Georgia

Embassy Suites - Tempe Hotel(3)       12/86      07/95      224        11
  4400 South Rural Road
  Tempe, Arizona

Residence Inn - Orlando               09/87      10/95      176         7
  7610 Canada Ave.
  Orlando, Florida

Residence Inn - Sacramento(3)         09/87         -       176         7
  1530 Howe Ave.
  Sacramento, California

Radisson Park Terrace Hotel(4)        09/86      03/94      219        16
  1515 Rhode Island Avenue NW
  Washington, D.C.

Park Hyatt Hotel(4)                   12/86      03/94      255        18
  800 N. Michigan
  Chicago, Illinois

Troy Hilton Inn(4)                    11/86      11/91      401        20
  1455 Stephenson Highway
  Troy, Michigan

(1) Registrant and an affiliated partnership, MRI Business Properties Fund, Ltd. II, owned a joint venture which had a 50 percent interest in this property.
(2) Formerly the Hyatt Regency Ravinia Hotel. The name was changed as a result of a change in ownership of the hotel which occurred in fiscal year 1991 (see Note 5 to the Consolidated Financial Statements).
(3)   The property is owned by Registrant in fee.
(4) The property was owned by a joint venture, in which Registrant had a controlling interest.
(5) Represents the percentage of original cash invested in the individual property of the total original cash invested in all properties.

      See Item 8, "Financial Statements and Supplementary Data", for information regarding any encumbrances to which the properties of Registrant are subject.

      The following chart sets forth the average occupancy and daily room rate for each of Registrant's properties for the years ended September 30, 1995, 1994 and 1993.

                     MRI BUSINESS PROPERTIES FUND, LTD. III
                        OCCUPANCY AND ROOM RATE SUMMARY
         For the Fiscal Years Ended September 30, 1995, 1994 and 1993

                                        Average                Average
                                    Occupancy Rate (%)     Daily Room Rate ($)
                                    ------------------     -------------------
                                    1995   1994   1993    1995    1994    1993
                                    ----   ----   ----    ----    ----    ----

Holiday Inn Crowne Plaza             75    74     68     95.98   88.32   82.55
Embassy Suites - Tempe Hotel(1)       -    84     80        -    80.27   75.69
Residence Inn - Orlando              79    72     74     75.98   79.45   76.84
Residence Inn - Sacramento           80    84     80     82.52   79.10   77.47

(1)  Property was sold in July 1995.

Item 3.  Legal Proceedings.

Lawrence M. Whiteside,  on behalf of himself and all others similarly situated,
v. Fox Capital Management Corporation et, al., Superior Court of the State of California, San Mateo County, Case No. 390018. ("Whiteside")

      Bonnie L. Ruben and Sidney Finkel, on behalf of themselves and all others similarly situated, v. DeForest Ventures I L.P., DeForest Capital I Corporation, MRI Business Properties Fund, Ltd. II, MRI Business Properties Fund, Ltd. III, NPI Equity Investments II, Inc., Montgomery Realty Company-84, MRI Associates, Ltd. II, Montgomery Realty Company-85 and MRI Associates, Ltd. III, United States District Court, Northern District of Georgia, Atlanta Division("Ruben").

      Roger L. Vernon, individually and on behalf of all similarly situated persons v. DeForest Ventures I L.P. et. al., Circuit Court of Cook County, County Departments, Chancery Division, Case No. 94CH0100592. ("Vernon")

      James Andrews, et al., on behalf of themselves and all others similarly situated v. Fox Capital Management Corporation, et al., United States District Court, Northern District of Georgia, Atlanta Division, Case No.
1-94-CV-3351-JEC. ("Andrews")

      In the first quarter of fiscal 1995, limited partners in certain limited partnerships affiliated with Registrant, commenced actions in against, among others, the Managing General Partner. The actions alleged, among other things, that the tender offers made by DeForest Ventures I L.P. ("DeForest I") and DeForest Ventures II L.P. ("DeForest II") in October 1994 constituted (a) breach of the fiduciary duty owed by the Managing General Partner to the limited partners of Registrant, and (b) a breach of, and an inducement to breach, the provisions of the Partnership Agreement of Registrant. The actions, which had been brought as class actions on behalf of limited partners sought monetary damages in an unspecified amount and, in the Whiteside action, to enjoin the tender offers. The temporary restraining order was sought in the Whiteside action was denied by the court on November 3, 1994 and on November 18, 1994, the court denied Whiteside a preliminary injunction.

      On March 16, 1995 the United States Court for the Northern District of Georgia, Atlanta, Division, entered an order which granted preliminary approval to a settlement agreement (the "Settlement Agreement") in the Ruben and Andrews actions, conditionally certified two classes for purpose of settlement, and authorized the parties to give notice to the classes of the terms of the proposed settlement. Plaintiffs counsel in the Vernon and Whiteside action joined in the Settlement Agreement as well. The Settlement Agreement received final approval on May 19, 1995 and the actions were dismissed subject to satisfaction of the terms of the Settlement Agreement. The two certified classes constituted all limited partners of Registrant and the eighteen other affiliated partnerships who either tendered their units in connection with the October tender offers or continued to hold their units in Registrant and the other affiliated partnerships. Pursuant to the terms of the Settlement Agreement, which were described in the notice sent to the class members in March 1995, (and more fully described in the Amended Stipulation of Settlement submitted in the court on March 14, 1995) all claims which either were made or could have been asserted in any of the class actions would be dismissed with prejudice and/or released. In consideration for the dismissal and/or release of such claims, among other things, DeForest I paid to each unit holder who tendered their units in Registrant an amount equal to 15% of the original tender offer price less attorney's fees and expenses. In addition, DeForest I commenced a second tender offer on June 2, 1995 for an aggregate number of units of Registrant (including the units purchased in the initial tender) constituting up to 49% of the total number of units of Registrant at a price equal to the initial tender price plus 15% less attorney's fees and expenses. Furthermore, under the terms of the Settlement Agreement, the Managing General Partner agreed, among other things, to provide Registrant a credit line of $150,000 per property which would bear interest at the lesser of prime rate plus 1% and the rate permitted under the partnership agreement of Registrant. The second tender offer closed on June 30, 1995.

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

      No distributions from operations were made during the years ended September 30, 1995, 1994 and 1993. A distribution from the proceeds of the sale of Registrant's Embassy Suites Hotel in the amount of $202 per Limited Partnership Assignee Unit was made during the fourth fiscal quarter of 1995. See
Item 1, "Business" and Item 7, "Management's Discussion and Analysis of Financial Condition and Result of Operations" for a discussion of Registrant's expected dissolution and financial ability to make distributions.

  As of December 1, 1995, the approximate number of holders of Limited Partnership Assignee Units was 5,757.

Item 6.  Selected Financial Data

         The following represents selected financial data for MRI Business Properties Fund, Ltd. III for the fiscal years ended September 30, 1995, 1994, 1993, 1992 and 1991. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                                                Year Ended September 30,
                                  1995      1994         1993       1992       1991
                                  ----      ----         ----       ----       ----
                                            (Amounts in thousands except per unit data)
Total Revenues                  $23,134    $25,198     $33,900    $33,894    $ 37,356
                                =======    =======     =======    =======    ========
Income (Loss) Before Minority
 Interest In Joint Ventures'
 Operations                     $ 9,551    $ 4,440     $  (971)   $(17,534)  $(10,140)

Minority Interest In Joint
 Ventures' Operations                 -       (404)         28         651       (236)
                                -------    --------    -------    --------    -------
Net Income (Loss)               $ 9,551    $ 4,036     $  (943)   $(16,883)  $(10,376)
                                =======    =======     =======    ========   ========
Net Income (Loss) Per Limited
 Partnership Assignee Unit(1)   $ 68.29    $    36     $    (8)   $   (152)  $    (93)
                                =======    =======     =======    ========   ========
Total Assets                    $24,330    $37,756     $77,611    $ 77,690   $123,151
                                =======    =======     =======    ========   ========
Long Term Obligations:
 Notes Payable                  $15,578    $15,791     $51,799    $ 51,220   $ 67,582
 Note Payable To Affiliate Of
  Joint Venture Partner         $     -          -       2,500       2,500      2,500
                                -------    -------     -------    --------   --------
Total                           $15,578    $15,791     $54,299    $ 53,720   $ 70,082
                                =======    =======     =======    ========   ========
Cash Distributions Per

 Limited Partnership Assignee
  Unit (Actual Amount Based On
  Date Of Admission To
  Partnership)                  $201.67    $     -     $     -    $      -   $      -
                                =======    =======     =======    ========   ========


(1) $1,000 original contribution per unit, based on weighted average units outstanding during the year, after giving effect to net loss allocated to the general partner.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         This Item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

      Registrant's remaining property is a hotel. On July 25, 1995, Registrant sold its Embassy Suites-Tempe Hotel to an unaffiliated third party for $19,600,000. After closing costs and adjustments, Registrant received net proceeds of $19,465,000 and recognized a gain on sale of $8,642,000. On October 19, 1995 Registrant sold its Residence Inn-Orlando Hotel property to an unaffiliated third party for $10,100,000. After satisfaction of the mortgage loan of $7,985,000 (including accrued interest) and closing costs, Registrant received net proceeds of approximately $1,981,000. For financial statement purposes Registrant has recorded an $800,000 provision for loss on sale of property for the year ended September 30,1995. As of July 7, 1995, the joint venture (the "Combined Fund") which holds an interest in the Holiday Inn Crowne Plaza entered into an agreement with its joint venture partner in the Holiday Inn Crowne Plaza pursuant to which the parties agreed to sell the hotel. The agreement provides that the net proceeds to the Combined Fund from any such sale must be at least $5,000,000. On December 1, 1995, the Holiday Inn Crowne Plaza was sold to an unaffiliated third party for $44,000,000. After satisfaction of the mortgage note of $34,000,000, closing costs and other expenses the joint venture received approximately $8,900,000. The Combined Fund received $5,000,000 of net proceeds (of which Registrant's share is $2,500,000) in accordance with the July 7 agreement. Registrant expects to recognize a gain on sale of approximately $3,000,000 for financial statement purposes during the first quarter of fiscal 1996. The Combined Fund had previously recorded an approximate $11,900,000 provision for impairment of value in 1991 and 1992.

      On November 15, 1995, the Partnership contracted to sell its, Residence Inn - Sacramento property, to an unaffiliated third party for $14,600,000. After satisfaction of the mortgage loan of approximately $7,500,000 and closing costs, Registrant expects to receive approximately $6,800,000. For financial statement purposes Registrant will recognize a gain on the sale of approximately $3,800,000. The sale is subject to due diligence and is expected to close during the second quarter of fiscal 1996.


      Registrant receives hotel operating revenues and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. Registrant uses working capital reserves provided from any undistributed cash flow from operations and sales proceeds as its primary source of liquidity. During the year ended September 30, 1995, all of Registrant's hotels generated positive cash flow.

      On July 26, 1995, Registrant distributed $21,988,000 ($202 per unit) and $449,000 to the limited and general partners, respectively. The funds for distribution were primarily provided by the proceeds from the sale of Registrant's Embassy Suites Hotel. Registrant is expected to be terminated in 1996, assuming that Registrant's last remaining property is sold, after receipt of outstanding receivables, payment of outstanding liabilities and a final distribution to the partners.

      The level of liquidity based upon cash and cash equivalents experienced a $1,141,000 decrease at September 30, 1995, as compared to September 30, 1994. Registrant's $22,650,000 of cash used in financing activities more than offset $18,471,000 of cash provided by investing activities and $3,038,000 of cash provided by operating activities. Cash used in financing activities consisted of $22,437,000 of distributions to partners and $213,000 of notes payable principal payments. Cash provided by investing activities consisted of $19,465,000 of net proceeds from the sale of Registrant's Embassy Suites - Tempe Hotel property, which was partially offset by $994,000 of additions to real estate. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipts and payment of various operating activities. Working capital reserves are usually invested in money market accounts and repurchase agreements secured by United States Treasury obligations.

      The Managing General Partner believes that, if Registrant's remaining property is not sold and market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund essential capital improvements and debt service payments in 1996 and the foreseeable future. If Registrant's Residence Inn - Sacramento property is not sold, a balloon payment of approximately $7,500,000 on the mortgage encumbering the property is due in October 1997. If the sale is not consummated, the Managing General Partner believes that the property generates sufficient cash flow to allow the mortgage to be refinanced.

      As required by the terms of the settlement of the actions brought against, among others, DeForest Ventures I L.P. ("DeForest") relating to the tender offer made by DeForest in October 1994 (the "First Tender Offer") for units of limited partnership interest in Registrant and certain affiliated partnerships, DeForest commenced a second tender offer (the "Second Tender Offer") on June 2, 1995 for units of limited partnership interest in Registrant. Pursuant to the Second Tender Offer, DeForest acquired an additional 753 units of Registrant which, when added to the units acquired during the First Tender Offer, represents approximately 25.3% of the total number of outstanding units of Registrant (see
Item 3 "Legal Proceedings"). The Managing General Partner believes that the tender will not have a significant impact on future operations or liquidity of Registrant. Also in connection with the settlement , an affiliate of the Managing General Partner has made available to Registrant a credit line of up to $150,000 per property owned by Registrant. At the present time, Registrant has no outstanding amounts due under this line of credit. Based on present plans, management does not anticipate the need to borrow. Other than cash and cash equivalents, the line of credit is Registrant's only unused source of liquidity.

      On August 17, 1995, the stockholders of NPI, Inc., the sole shareholder of NPI Equity II, agreed to sell to Insignia all of the issued and outstanding stock of NPI, Inc. The consummation of this transaction is subject to the satisfaction of certain conditions (including, third party consents and other conditions not within the control of the parties to the agreement) and is scheduled to close in January 1996. Upon closing, it is expected that Insignia will elect new officers and directors of NPI Equity II. The Managing

General Partner does not believe these transactions will have a significant effect on Registrant's liquidity or results of operation.

      In March 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of," effective for fiscal years beginning after December 15, 1995. This Statement will not affect the financial position or results of operations of Registrant.

      Assuming that Registrant's remaining asset is sold at the contract price, Registrant's original investment objective of capital growth will not be attained. Accordingly, a significant portion of invested capital will not be returned to limited partners. Upon termination of Registrant, the general partners will be required to contribute approximately $750,000 to Registrant in accordance with the partnership agreement.

Real Estate Market

      The income and expenses of operating hotels are subject to factors outside of Registrant's control, such as over-supply of similar properties resulting from over-building, increases in unemployment, population shifts or changes in patterns or needs of users. Expenses, such as local real estate taxes and miscellaneous expenses, are subject to change and cannot always be reflected in room rate increases due to market conditions. In addition, there are risks inherent in owning and operating lodging facilities because such properties are management and labor intensive and especially susceptible to the impact of economic and other conditions outside the control of Registrant. There have been, and it is possible there may be other Federal, state and local legislation and regulations enacted relating to the protection of the environment. Registrant is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the property still owned by Registrant.

Results of Operations


Fiscal Year 1995 ("1995") Compared to Fiscal Year 1994 ("1994")

      Operating results, before the minority interest in joint ventures' operations, improved by $5,111,000 for the year ended September 30, 1995, as compared to 1994, due to a decrease in revenues of $2,064,000 and a decrease in expenses of $7,175,000. Operating results improved due to the $8,642,000 gain on sale of Registrant's Embassy Suites-Tempe property.

      Revenues decreased by $2,064,000 for the year ended September 30, 1995 as compared to 1994, due to the sale of Registrant's Embassy Suites Hotel in 1995 and joint venture interests in 1994. With respect to the remaining properties, revenues increased by $403,000 due to increases in room revenue of $357,000 and interest and other income of $49,000 which was partially offset by a decrease in operating revenue.

      With respect to Registrant's remaining properties, room revenue improved at Registrant's Orlando property and declined at Registrant's Sacramento property. Room revenue improved at Registrant's Orlando property due to an increase in occupancy which was partially offset by a decrease in average daily room rates. Room revenue declined at Registrant's Sacramento property because of a decrease in occupancy which was partially offset by an increase in average daily room rates. Other operating revenue remained relatively constant. In addition, interest and other income increased by $49,000 due to a $21,000 receipt of a prior year insurance settlement from Registrant's Radisson Park Terrace joint venture interest and an increase of $28,000 in interest income due to an increase in average working capital reserves available for investment.

      Expenses declined by $7,175,000, for the year ended September 30, 1995, as compared to 1994, primarily due to the sale of Registrant's Embassy Suites Hotel in 1995 and joint venture interests in 1994. With respect to the remaining properties, expenses increased by $912,000 primarily due to a provision for loss on sale of property of $800,000 provided on Registrant's Orlando property and increases in room expense of $59,000, other operating expenses of $30,000, depreciation expense of $44,000 and interest expense of $42,000 which was partially offset by a decline in equity in unconsolidated joint venture operation of $63,000. Room and other operating expenses increased at Registrant's Orlando property due to an increase in occupancy and declined at Registrant's Sacramento property due to a decrease in occupancy. Depreciation expense increased due to fixed asset improvements at both the remaining properties. Interest expense increased due to an increase in the variable interest rate on the loan encumbering Registrant's Sacramento property. In addition, the loss from Registrant's unconsolidated joint venture property (The Holiday Inn Crown Plaza) decreased by $63,000 due to improved hotel operations. General and administrative expense decreased by $30,000 due to a reduction in asset management costs.

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

      The increase in room expenses is attributable to the increase in occupancy at Registrant's Embassy Suites Hotel. Other operating expenses increased at all of Registrant's remaining properties. The largest increase was at Registrant's Embassy Suites property. General and administrative expenses increased primarily due to costs associated with the management transition. Depreciation and amortization expense decreased due to a significant portion of Registrant's assets becoming fully depreciated in the prior year. The loss from Registrant's unconsolidated joint venture (Holiday Inn Crowne Plaza) decreased due to improved operations at the hotel. Interest expense decreased primarily due to the reduction in the interest rate on the loan encumbering Registrant's Residence Inn - Orlando property (from 10 percent to 6.50 percent) and Registrant prepaying on June 2, 1994, in full satisfaction, the note encumbering Registrant's Embassy Suites property.

Unconsolidated Joint Venture Operations
(MRI BPF Combined Fund No. 1)

      During fiscal years 1995, 1994 and 1993, Registrant was allocated losses from the unconsolidated joint venture which owns the Holiday Inn Crowne Plaza (formerly the Hyatt Regency Ravinia Hotel). The hotel was sold on December 1, 1995. The Consolidated Financial Statements for the unconsolidated joint venture are presented in Item 8, Financial Statements and Financial Statement Schedules. A discussion of its Results of Operations follows:

Fiscal Year 1995 ("1995") Compared to Fiscal Year 1994 ("1994")

      Operating results, prior to minority interest, improved by $257,000, for the year ended September 30, 1995, as compared to 1994, as revenues increased by $1,349,000 and expenses increased by $1,092,000. The significant increase in revenue is attributable to an increase in average room rates and relatively stable occupancy. The increase in operating expenses is attributable to a slight increase in occupancy at the hotel. Interest expense increased due to the increased interest rate on the extension of the mortgage.

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

Item 8.   Financial Statements and Supplementary Data.

                     MRI BUSINESS PROPERTIES FUND, LTD. III

                              FINANCIAL STATEMENTS

                         YEAR ENDED SEPTEMBER 30, 1995

                                     INDEX


                     MRI BUSINESS PROPERTIES FUND, LTD. III
                            (A LIMITED PARTNERSHIP)

                                                                           Page


Independent Auditors' Reports  . . . . . . . . . . . . . . . . . . . . . . F - 2
Financial Statements:
         Balance Sheets at September 30, 1995 and 1994 . . . . . . . . . . F - 4
         Statements of Operations for the Years Ended September 30, 1995,
            1994 and 1993. . . . . . . . . . . . . . . . . . . . . . . . . F - 5
         Statements of Partners' Equity for the Years Ended
            September 30, 1995, 1994 and 1993. . . . . . . . . . . . . . . F - 6
         Statements of Cash Flows for the Years Ended September 30, 1995,
            1994 and 1993. . . . . . . . . . . . . . . . . . . . . . . . . F - 7
         Notes to Financial Statements. . . . . . . . . . .. . . . . . . . F - 8
Financial Statement Schedules:
         Schedule III  - Real Estate and Accumulated Depreciation at
            September 30, 1995 . . . . . . . . . . . . . . . . . . . . . . F - 21


                  MRI BUSINESS PROPERTIES COMBINED FUND NO. 1
                            (A GENERAL PARTNERSHIP)

Independent Auditors' Reports  . . . . . . . . . . . . . . . . . . . . . . F - 24
Consolidated Financial Statements:
         Balance Sheets at September 30, 1995 and 1994 . . . . . . . . . . F - 26
         Statements of Operations for the Years Ended September 30, 1995,
             1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . F - 27
         Statements of Partners' Equity (Deficit) for the Years Ended
            September 30, 1995, 1994 and 1993. . . . . . . . . . . . . . . F - 28
         Statements of Cash Flows for the Years Ended September 30, 1995,
            1994 and 1993. . . . . . . . . . . . . . . . . . . . . . . . . F - 29
         Notes to Consolidated Financial Statements. . . . . . . . . . . . F - 30
Financial Statement Schedules:
         Schedule III  - Real Estate and Accumulated Depreciation at
            September 30, 1995 . . . . . . . . . . . . . . . . . . . . . . F - 35

Financial statements and financial schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in this Report.

To the Partners
MRI Business Properties Fund, Ltd. III
Atlanta, Georgia

                          Independent Auditors' Report

We have audited the accompanying balance sheets of MRI Business Properties Fund, Ltd. III (a limited partnership) (the "Partnership"), as of September 30, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for the years then ended. Our audits also included the additional information supplied pursuant to Item 14(a)(2). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MRI Business Properties Fund, Ltd. III as of September 30, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information shown therein.

As discussed in Notes 1 and 11 to the financial statements, the Partnership has contracted to sell its last property, subject to the purchaser's due diligence, during the second quarter of fiscal 1996. If the Partnership's remaining property is sold, the Partnership is expected to be terminated in 1996 after receipt of receivables payment of outstanding liabilities and a final distribution to the partners.

                                       /s/ Imowitz, Koenig & Co., LLP
                                       ------------------------------
                                       Certified Public Accountants

New York, N.Y.
December 1, 1995

INDEPENDENT AUDITORS' REPORT

MRI Business Properties Fund, Ltd. III

We have audited the accompanying statements of operations, partners' equity and cash flows for the year ended September 30, 1993 of MRI Business Properties Fund, Ltd. III, (a limited partnership) (the "Partnership") and its subsidiaries, as of September 30, 1993. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the partnership and its subsidiaries for the year ended September 30, 1993, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
-------------------------

December 17, 1993

                    MRI BUSINESS PROPERTIES FUND, LTD. III

                                BALANCE SHEETS

                                                         SEPTEMBER 30,
                                                  ---------------------------
                                                       1995          1994
                                                  -----------     -----------
ASSETS

Cash and cash equivalents                         $  2,904,000    $  4,045,000
Accounts receivable and other assets                   448,000         791,000
Due from affiliate                                     220,000            --

Real Estate:
  Real estate                                       31,143,000      48,352,000
  Accumulated depreciation                          (9,585,000)    (15,432,000)
  Allowance for impairment of value                   (800,000)           --
                                                  ------------    -------------
  Real estate, net                                  20,758,000      32,920,000
                                                  ------------    -------------
  Total assets                                    $ 24,330,000    $ 37,756,000
                                                  ============    =============


LIABILITIES AND PARTNERS' EQUITY

Accounts payable and other liabilities            $    634,000    $  1,240,000
Due to unconsolidated  joint venture                   618,000         339,000
Notes payable                                       15,578,000      15,791,000
                                                  ------------    -------------
  Total liabilities                                 16,830,000      17,370,000
                                                  ------------    -------------

Commitments and Contingencies

Partners' Equity:


General partners (deficit)                            (276,000)     (1,933,000)
Limited partners equity (109,027 assignee units
  outstanding at September 30, 1995 and 1994)        7,776,000      22,319,000
                                                  ------------    -------------
  Total partners' equity                             7,500,000      20,386,000
                                                  ------------    -------------
  Total liabilities and partners' equity          $ 24,330,000    $ 37,756,000
                                                  ============    =============


                       See notes to financial statements

                    MRI BUSINESS PROPERTIES FUND, LTD. III

                           STATEMENTS OF OPERATIONS

                                                               YEARS ENDED SEPTEMBER 30,
                                                       ------------------------------------------
                                                           1995          1994           1993
                                                       -----------    -----------     -----------
Revenues:
  Room revenue                                         $ 13,434,000   $ 19,544,000    $ 25,748,000
  Food and beverage revenue                                    --        2,593,000       5,848,000
  Other operating revenue                                   827,000      1,389,000       1,975,000
  Interest and other income                                 231,000        205,000         329,000
  Gain on sale of joint venture int                             --       1,467,000             --
  Gain on sale of property                                8,642,000            --              --
                                                       ------------    -----------     -----------
  Total revenues                                         23,134,000     25,198,000      33,900,000
                                                       ------------    -----------     -----------
Expenses (including $181,000, $683,000 and
  $1,227,000 paid to an affiliate of a joint venture
  partner, the general partner and affiliates in
  1995, 1994 and 1993)
  Room expenses                                           3,077,000      4,720,000       6,810,000
  Food and beverage expenses                                   --        2,331,000       5,491,000
  Other operating expenses                                6,373,000      9,690,000      14,624,000
  Depreciation                                            1,533,000      1,679,000       2,663,000
  Equity in unconsolidated joint venture's operations       279,000        342,000       1,370,000
  Interest                                                1,082,000      1,527,000       3,498,000
  General and administrative                                439,000        469,000         415,000
  Provision for loss on sale of property                    800,000           --              --
                                                       ------------    -----------     -----------
  Total expenses                                         13,583,000     20,758,000      34,871,000
                                                       ------------    -----------     -----------

Income (loss) before minority interest in
   joint ventures' operations                             9,551,000      4,440,000        (971,000)

Minority interest in joint ventures                            --         (404,000)         28,000

Net income (loss)                                      $  9,551,000     $4,036,000      $ (943,000)
                                                       ============    ===========     ===========
Net income (loss) per limited partnership
   assignee unit                                       $      68.29     $    36.28      $    (8.47)
                                                       ============    ===========     ===========


Cash distributions per limited partnership
   assignee unit                                       $     201.67     $       -       $      -
                                                       ============    ===========     ===========

                       See notes to financial statements

                    MRI BUSINESS PROPERTIES FUND, LTD. III

                        STATEMENTS OF PARTNERS' EQUITY

                 YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

                                  General         Limited          Total
                                  Partners'       Partners'       Partners'
                                  (Deficit)        Equity          Equity
                               -------------   ------------    ------------
Balance - October 1, 1992      $ (1,995,000)   $ 19,288,000    $ 17,293,000

  Net (loss)                        (19,000)       (924,000)       (943,000)
                               -------------   ------------    ------------
Balance - September 30, 1993     (2,014,000)     18,364,000      16,350,000

  Net income                         81,000       3,955,000       4,036,000
                               -------------   ------------    ------------
Balance - September 30, 1994     (1,933,000)     22,319,000      20,386,000

  Net income                      2,106,000       7,445,000       9,551,000

  Distributions                    (449,000)    (21,988,000)    (22,437,000)
                               -------------   ------------    ------------
Balance - September 30, 1995   $   (276,000)   $  7,776,000    $  7,500,000
                               =============   ============    ============

                      See notes to financial statements.

                    MRI BUSINESS PROPERTIES FUND, LTD. III
                           STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED SEPTEMBER 30,
                                                         -----------------------------------------------
                                                              1995           1994               1993
                                                         ------------    ------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                        $  9,551,000    $  4,036,000       $   (943,000)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Depreciation and amortization                             1,561,000       1,707,000          2,697,000
  Deferred interest added to note payable principal              --              --              292,000
  Provision for impairment of value                           800,000            --                 --
  Provision for doubtful receivables                            2,000          (5,000)             9,000
  Minority interest in joint ventures' operations                --           404,000            (28,000)
  Equity in unconsolidated joint venture's operations         279,000         342,000          1,370,000
  Gain on sale of joint venture interests                        --        (1,467,000)              --
  Gain on sale of property                                 (8,642,000)           --                 --
  Changes in operating assets and liabilities:
     Accounts receivable and other assets                     313,000         285,000           (237,000)
     Accounts payable and other liabilities                  (606,000)     (1,079,000)           605,000
     Due from affiliate                                      (220,000)           --                 --
                                                          -----------     -----------        -----------
Net cash provided by operating activities                   3,038,000       4,223,000          3,765,000
                                                          -----------     -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to real estate                                     (994,000)     (1,308,000)        (1,767,000)
Unconsolidated joint venture contributions                       --          (150,000)              --
Proceeds from cash investments                                   --         5,842,000          4,758,000
Purchase of cash investments                                     --        (2,375,000)        (6,739,000)
Net proceeds from sale of joint venture interests                --             2,000               --
Net proceeds from sale of property                         19,465,000            --                 --
                                                          -----------     -----------        -----------
Net cash provided by (used in) investing activities        18,471,000       2,011,000         (3,748,000)
                                                          -----------     -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners                                 (22,437,000)           --                 --
Notes payable principal payments                             (213,000)       (277,000)          (152,000)
Satisfaction of note payable                                     --        (7,000,000)              --
                                                          -----------     -----------        -----------
Cash (used in) financing activities                       (22,650,000)     (7,277,000)          (152,000)
                                                          -----------     -----------        -----------
Net (Decrease) in Cash and Cash Equivalents                (1,141,000)     (1,043,000)          (135,000)

Cash and Cash Equivalents at Beginning of Year              4,045,000       5,088,000          5,223,000
                                                          -----------     -----------        -----------
Cash and Cash Equivalents at End of Year                 $  2,904,000    $  4,045,000       $  5,088,000
                                                          ===========     ===========        ===========
Supplemental Disclosure of Cash Flow Information:
   Interest paid                                         $  1,054,000    $  1,526,000       $  2,684,000

                                                          ===========     ===========        ===========
Supplemental Disclosure of Non-Cash Investing and
Financing Activities:

   Deferred interest added to note payable principal     $        --      $      --          $   439,000
                                                          ===========     ===========        ===========
Gain on sale of joint venture interests in 1994
       - See Note 9.

                      See notes to financial statements.

                    MRI BUSINESS PROPERTIES FUND, LTD. III

                         NOTES TO FINANCIAL STATEMENTS

                 YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993


1.         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Organization

           MRI Business Properties Fund, Ltd. III (the "Partnership") is a limited partnership organized under the laws of the State of California to acquire, hold for investment, and ultimately sell income-producing hotel properties. The Partnership's Embassy Suites - Tempe Hotel property (Tempe, Arizona) was sold in July 1995, Residence Inn-Orlando (Orlando, Florida) property was sold in October 1995 and the joint venture which owns the Holiday Inn Crown Plaza Hotel property (Atlanta, Georgia) sold the hotel on December 1, 1995. As described in Note 11, the Partnership has a contract to sell its last property (subject to purchaser's due diligence), the Residence Inn - Sacramento (Sacramento, California), in 1996. If the property is sold, the Partnership is expected to be terminated. The managing general partner of the Partnership is Montgomery Realty Company-85 ("Montgomery"), a California general partnership, and the associate general partner is MRI Associates, Ltd. III, a limited partnership. The general partners of Montgomery are Fox Realty Investors ("FRI"), a California general partnership, and Montgomery Realty Corporation ("MRC"), a California Corporation. Effective November 15, 1995, NPI Realty Management Corp., a wholly owned subsidiary of National Property Investors Inc. ("NPI, Inc.") succeeded MRC as a general partner in Montgomery. The Partnership was organized on June 28, 1984, but did not commence operations until December 1985. The capital contributions of $109,027,000 ($1,000 per unit) were made by the limited partners.

           On December 6, 1993, NPI Equity Investments II, Inc. ("MGP") became the managing partner of FRI and assumed operational control over

           Fox Capital Management Corporation ("FCMC") an affiliate of FRI.
           As a result, MGP became responsible for the operation and management of the business and affairs of the Partnership and the other investment partnerships sponsored by FRI and/or FCMC. The individuals who had served previously as partners of FRI and as officers and directors of FCMC contributed their general partnership interests in FRI to a newly formed limited partnership, Portfolio Realty Associates, L.P. ("PRA"), in exchange for limited partnership interests in PRA. In the foregoing capacity, such partners continue to hold indirectly certain economic interests in the Partnership and such other investment partnerships, but ceased to be responsible for the operation and management of the Partnership and such other partnerships. MGP is a wholly-owned subsidiary of NPI, Inc, a diversified real estate management company headquartered in Jericho, New York and Atlanta, Georgia.

           On October 12, 1994, NPI, Inc. sold one-third of the stock of NPI, Inc. to an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"). In addition, in October 1994 and June 1995, DeForest Ventures I L.P. ("DeForest"), an entity controlled by Apollo and affiliates of NPI Inc., commenced tender offers for limited partnership assignee units of Registrant and 11 other affiliated limited partnerships. Pursuant to the tender offers DeForest acquired approximately 25% of total limited partnership units of the Partnership.

                         MRI BUSINESS PROPERTIES FUND, LTD. III

                             NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993


1.         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           (Continued)

           On August 17, 1995, the stockholders of NPI, Inc., entered into an agreement to sell to IFGP Corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"), all of the issued and outstanding stock of NPI, Inc. The sale is subject to the satisfaction of certain conditions and is scheduled to close in January 1996.

           Termination

           As discussed in Note 11, the Partnership has a contract to sell its last property, subject to the purchaser's due diligence during the second quarter of fiscal 1996. If the property is sold, the

           Partnership is expected to be terminated in 1996 after receipt of receivables, payment of outstanding liabilities and a final distribution to the partners.

           Consolidation

           The Partnership sold its remaining joint venture interests in 1994. The statement of operations for the years ended September 30, 1994 and 1993 have consolidated operations for joint ventures in which the Partnership had a controlling interest. The statement of cash flows at September 30, 1993 is consolidated. All significant intercompany transactions and balances have been eliminated. The investment in the unconsolidated joint venture is accounted for under the equity method of accounting (see Note 4).

           Distributions

           Distributions of $21,988,000 ($201.67 per limited partnership assignee unit) were made to limited partners and $449,000 to the general partner during the fiscal year ended September 30, 1995. These distributions were primarily made from the proceeds received from the sale of the Partnership's Embassy Suites-Tempe Hotel property.

           New Accounting Pronouncements

           In December 1991, the Financial Accounting Standards Board ("FASB") issued Statement No. 107, "Disclosures About Fair Value of Financial Instruments." This Statement was amended in October 1994 by FASB Statement No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments." These Statements will not affect the financial position or results of operation of the Partnership but will require additional disclosure on the fair value of certain financial instruments for which it is practicable to estimate fair value. Disclosures under these statements will be required in the financial statements for fiscal years ending after December 15, 1995.

           In March 1995, the FASB issued Statement No. 121 "Accounting for the Impairment of Long Lived Assets to Be Disposed Of," effective for fiscal years beginning after December 15, 1995. This Statement will not affect the financial position or results of operations of the Partnership.

                         MRI BUSINESS PROPERTIES FUND, LTD. III

                             NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993



1.         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           (Continued)

           Cash and Cash Equivalents

           The Partnership considers cash investments with a maturity of three months or less at the time of purchase to be cash equivalents.

           Concentration of Credit Risk

           The Partnership maintains cash balances at institutions insured up to $100,000 by the Federal Deposit Insurance Corporation ("FDIC"). Balances in excess of $100,000 are usually invested in United States Treasury bills and repurchase agreements, which are collateralized by United States Treasury obligations. At times during the year, cash balances exceeded insured levels. At September 30, 1995, the Partnership had $1,752,000 invested in overnight repurchase agreements, secured by United States Treasury obligations, which are included in cash and cash equivalents.

           Inventories and Operating Supplies

           Inventories and operating supplies, including linen, china and glassware, are stated generally at the lower of cost or market. Inventories are included in accounts receivables and other assets.

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

                         MRI BUSINESS PROPERTIES FUND, LTD. III

                             NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993


1.         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           (Continued)

           Real Estate (Continued)

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

           Deferred Financing Costs

           Financing costs are deferred and amortized as interest expense over the lives of the related loans (originally ten years), or expensed if financing is not obtained. At September 30, 1995 and September 30, 1994, accumulated amortization of deferred financing costs totaled $221,000 and $194,000 respectively. Net deferred costs of $55,000 and $83,000 for the years ended September 30, 1995 and 1994, respectively, are included in accounts receivable and other assets.

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

           Reclassification

           Certain amounts have been reclassified to conform to the 1995 presentation.

                         MRI BUSINESS PROPERTIES FUND, LTD. III

                             NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

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

           On January 1, 1993, Metric Management, Inc., ("MMI") a company which is not affiliated with the general partner, commenced providing certain property and portfolio management services to the Partnership under a new services agreement. As provided in the new services agreement effective January 1, 1993, no reimbursements were made to the general partner and affiliates after December 31, 1992. Subsequent to December 31, 1992, reimbursements were made to MMI. On December 16, 1993, the service agreement with MMI was modified and, as a result thereof, MGP assumed responsibility for cash management and other partnership services on various dates commencing December 23, 1993. Related party expenses for the years ended September 30, 1995, 1994 and 1993 are as follows:

                                                   1995        1994       1993
                                                 --------    --------   -------

Reimbursement of expenses:

  Partnership accounting and investor services   $145,000    $102,000   $52,000
  Professional services                                -       12,000    11,000
                                                 --------    --------   -------
  Total                                          $145,000    $114,000   $63,000
                                                 ========    ========   =======

           Reimbursed expenses are primarily included in general and administrative expenses. In addition, an affiliate of MGP was paid $36,000 relating to successful real estate tax appeals on Partnership properties during 1995. The tax appeal fees are included in operating expenses.

           In accordance with the Partnership Agreement, the general partner is entitled to receive cash distributions from operations as follows: (1) a Partnership management incentive equal to an allocation of ten percent determined on a cumulative, noncompounded basis, of cash available for distribution (as defined in the Partnership Agreement) which is distributed to partners, and (2) a continuing interest representing two percent of cash available for distribution distributed to partners remaining after the allocation of the Partnership management incentive. Subsequent to December 31, 1986, the Partnership management incentive is subordinated to certain cash distributions to the unit holders.

           The general partner is also entitled to its continuing interest of two percent of net income and net loss, taxable income and taxable loss and distribution of cash available for distribution (as defined the partnership agreement) provided, however, that 20% of realized gains from the sale or other disposition of properties is allocated to the general partners until such time as the general partners do not have a deficit capital account. Upon termination of the Partnership the general partners will be required to contribute approximately $750,000 to the Partnership in accordance with the partnership agreement.

                         MRI BUSINESS PROPERTIES FUND, LTD. III

                             NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

2.         TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES  (Continued)

           On July 26, 1995 the general partner received a distribution of $449,000, representing the general partners two percent interest in cash available for distribution which was primarily from the proceeds received on the sale of the Partnership's Embassy Suites Hotel property. There were no cash distributions to the general partner for the years ended September 30, 1994 and 1993.



3.         RELATED PARTY TRANSACTIONS

           Apart from the reimbursements paid to the general partner and affiliates as set forth above, the Partnership has or had agreements with affiliates of its joint venture partners, otherwise non-affiliated third parties, which provide for the management and operation of the joint venture properties. Fees paid pursuant to these agreements are generally based on a percentage of gross revenues from operations of the properties and were $569,000 and $1,164,000 in 1994 and 1993, respectively. No fees were paid in 1995 as the hotels on which these fees were paid were sold in 1994.


4.         INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

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

           Formal notice of deficiency was sent placing the joint venture partner in default. As a result of such default, in fiscal year 1991 the Combined Fund effected a change in the joint venture ownership by amending their agreement with the joint venture partner and forming a new joint venture with an affiliate of Holiday Inns, Inc. ("Holiday"). The new joint venture entered into a new management agreement with Holiday. As consideration for a 50 percent interest in the new joint venture Holiday has agreed to pay for the costs to terminate the Hyatt Management Agreement, the conversion costs associated with the change

                         MRI BUSINESS PROPERTIES FUND, LTD. III


                             NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993



4.         INVESTMENT IN UNCONSOLIDATED JOINT VENTURE (Continued)

           to a Holiday Inn Crowne Plaza and the coverage of operational losses up to $5,000,000 for the first five years of the new joint venture. As a result of the new joint venture, which included the Combined Fund's surrender of certain priority returns, there was a reduction, through provision for impairment of value, to the book basis of the property of the Combined Fund of approximately $7,700,000 which was recognized in 1991. An additional provision for impairment of value of approximately $4,300,000 was recognized in 1992. In July 1993, the guarantee was exhausted and the Combined Fund and its joint venture partner are now jointly responsible for their share of operational losses. In October 1993 the Combined Fund and Holiday each contributed $300,000 to cover operational losses. The $34,000,000 mortgage payable encumbering the hotel which was due to mature in July 1995 was extended to January 1, 1996 and was satisfied on December 1, 1995 on sale of the hotel (see Note 13).

5.         REAL ESTATE

           Hotel properties and improvements at September 30, 1995 and 1994 are summarized as follows:

                                                    1995         1994
                                              -----------   ------------
           Land                               $ 5,771,000   $  8,294,000
           Building and improvements           20,552,000     30,227,000
           Furnishings                          4,820,000      9,831,000
                                              -----------   ------------
           Total                               31,143,000     48,352,000
           Accumulated depreciation            (9,585,000)   (15,432,000)
           Allowance for impairment of value     (800,000)             -
                                              -----------   ------------
           Net real estate                    $20,758,000   $ 32,920,000
                                              ===========   ============

           For details of the property with an allowance for impairment of value see Note 10.


6.         NOTES PAYABLE

           The Partnership's Residence Inn properties (Orlando and Sacramento)

           are pledged as collateral for the related notes payable. The notes currently bear interest at rates from 6.50 percent to 7.38 percent and are payable monthly. The interest rate on the note encumbering the Partnership's Residence Inn - Sacramento property fluctuates monthly.

           On June 2, 1994, the Partnership prepaid, in full satisfaction, the note encumbering its Embassy Suites property in the amount of $7,000,000. The note had been accruing interest at prime plus 1 percent and was due to mature in December 1996. The property was sold on July 25, 1995 (see Note 8).

                         MRI BUSINESS PROPERTIES FUND, LTD. III

                             NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993


6.         NOTES PAYABLE (Continued)

           On October 19, 1995, the Partnership sold its Residence Inn-Orlando property and satisfied the note, including accrued interest, encumbering the property in the amount of $7,985,000 (see Note 13).

           The final payments due on notes payable:

                                                                     Date of
                  Property                     Final Payment         Maturity
           ---------------------------         -------------         --------
           Residence Inn - Sacramento          $ 7,621,000            10/97

           The following is a summary of the anticipated future principal payments (including the sold property) at September 30, 1995 on the notes:

                      Year Ending
                     September 30,                      Amount
                     -------------                 ------------
                       1996                         $ 7,921,000
                       1997                           7,657,000
                                                   ------------
                       Total                        $15,578,000
                                                   ============
7.         RENTAL COMMITMENTS

           The Partnership satisfied all rental commitments on operating leases during fiscal year 1995.

           Rental expenses for all operating leases were $6,000, $28,000 and

           $142,000 in 1995, 1994 and 1993, respectively.

8.         GAIN ON SALE OF PROPERTY

           On July 25, 1995, the Partnership's Embassy Suites (Tempe, Arizona) property was sold to an unaffiliated third party for $19,600,000. At the date of the sale, the net carrying value of the property was $10,823,000. After deducting sales expenses of 135,000, the sale resulted in a gain of $8,642,000. The Partnership received net proceeds of 19,465,000 on the sale. The Partnership had previously prepaid the note encumbering the Embassy Suites property during 1994 (see Note 6).

                         MRI BUSINESS PROPERTIES FUND, LTD. III

                             NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993


9.         GAIN ON SALE OF JOINT VENTURE INTERESTS

           On March 7, 1994, the partnership sold its 60 percent interest in the Park Hyatt Water Tower Associates Joint Venture, which owned the Park Hyatt Hotel, located in Chicago, Illinois to an affiliate of the joint venture partner. The sales price of $5,831,000 is comprised of the following: (1) the assumption of the purchase money note payable to an affiliate of the joint venture partner in the amount of $2,500,000, (2) accrued and unpaid interest to an affiliate of the joint venture partner of $1,581,000 assumed by the buyer, and (3) cash of $1,750,000. The sale resulted in a gain of $543,000. The Partnership had recorded a provision for impairment of value of $6,985,000 during fiscal year 1992.

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

10.        PROVISION FOR LOSS ON SALE

           On October 19, 1995, the Partnership's Residence Inn - Orlando property was sold to an unaffiliated third party for $10,100,000 (see Note 13). For financial statement purposes the partnership has recorded a $800,000 provision for loss on sale of the property for the 1995 fiscal year.


11.        CONTRACT FOR SALE OF PROPERTY

           On November 15, 1995, the Partnership contracted to sell its remaining property, the Residence Inn-Sacramento, to an unaffiliated third party for $14,600,000. After satisfaction of the mortgage loan of approximately $7,500,000 and closing costs, the Partnership expects to receive net proceeds of approximately $6,800,000. For financial statement purposes the partnership will recognize a gain on the sale. The sale is subject to due diligence and is expected to close during the second quarter of fiscal 1996.

12.        RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

           The differences between the method of accounting for income tax reporting and the accrual method of accounting used in the financial statements are as follows:

                         MRI BUSINESS PROPERTIES FUND, LTD. III

                             NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993


12.        RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING (Continued)

                                                                 1995            1994        1993
                                                             -----------    -----------   -----------
           Net income (loss) - financial statements          $ 9,551,000    $ 4,036,000   $  (943,000)
           Differences resulted from:
            Provision for impairment of value                    800,000              -             -
            Depreciation and amortization                         57,000       (423,000)   (1,150,000)
            Minority interest in joint ventures' operations           -      (1,584,000)      (22,000)
            Equity in unconsolidated joint venture's
             operations                                        (630,000)       (612,000)      340,000
            Gain (loss) on property disposition               1,516,000     (13,525,000)            -
           Interest and financing costs                          22,000          12,000    (1,133,000)
           Other                                                (16,000)         (8,000)      610,000
                                                            ------------   -------------  ------------
Net income (loss) - income tax method                       $11,300,000    $(12,104,000)  $(2,298,000)
                                                            ============   =============  ============
Taxable income (loss) per limited partnership assignee
  unit after giving effect to the allocation to the
  general partner                                           $        83     $      (109)  $      (21)
                                                            ============   =============  ============

           Partners' equity - financial statements           $7,500,000     $20,386,000   $16,350,000
           Differences resulted from:
            Deferred sales commissions and
             organization costs                              11,309,000      11,309,000    11,309,000
            Provision for impairment of value                   800,000               -    14,348,000
            Depreciation and amortization                    (1,697,000)     (1,754,000)   (1,331,000)
            Minority interest in joint
             ventures' operations                            (1,635,000)     (1,635,000)      (51,000)
            Equity in unconsolidated
             joint venture's operations                       8,340,000       8,970,000     9,582,000
            Sale of joint venture interests                     823,000         823,000             -
            Interest and financing costs                       (501,000)       (523,000)     (535,000)
            Gain on property dispositions                     1,516,000               -             -
            Other                                             1,718,000       1,735,000     1,743,000
                                                            ------------   -------------  ------------
            Partners' equity - income tax method            $28,173,000     $39,311,000   $51,415,000
                                                            ============   =============  ============

13.        SUBSEQUENT EVENTS

           On October 19, 1995, the Partnership's Residence Inn - Orlando Property was sold to an unaffiliated third party for $10,100,000. After satisfaction of the mortgage loan of $7,985,000 (including accrued interest) and closing costs, the Partnership received approximately $1,981,000. The Partnership has recorded a provision for loss on sale of property of $800,000 for the 1995 fiscal year.

           As of July 7, 1995, the Combined Fund entered into an agreement with its joint venture partner in the Holiday Inn Crowne Plaza pursuant to which the parties agreed to sell the Holiday Inn Crowne Plaza. The agreement provides that the net proceeds to the Combined Fund from any such sale must be at least $5,000,000. On December 1, 1995, the Combined Fund sold the Holiday Inn Crowne Plaza property to

                         MRI BUSINESS PROPERTIES FUND, LTD. III
                         NOTES TO FINANCIAL STATEMENTS
                      YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

13.        SUBSEQUENT EVENTS (Continued)

           an unaffiliated third party for $44,000,000. After satisfaction of the mortgage note of $34,000,000, closing costs and other expenses the joint venture received approximately $8,900,000. The Combined Fund received $5,000,000 of net proceeds (of which the Partnerships share is $2,500,000) in accordance with the July 7, 1995 agreement. The Partnership expects to recognize a gain on sale of approximately $3,000,000 for financial statement purposes during the first quarter of fiscal 1996. The Combined Fund had previously recorded an approximate $11,900,000 provision for impairment of value in 1991 and 1992. A former joint venture partner may be required to contribute certain funds to the Partnership in accordance with the joint venture agreement. The amount of contribution, if any, is not determinable at this time.

14.        PRO FORMA FINANCIAL INFORMATION

           The following pro forma balance sheet as of September 30, 1995, and the pro forma statement of operations for the year ended September 30, 1995 give effect to the sale of the Partnership's Embassy Suites-Tempe property, Residence Inn-Orlando property and the Partnership's joint venture interest in the Holiday Inn Crowne Plaza (see Notes 8 and 13). The adjustments related to the pro forma balance sheet assume the transactions were consummated at September 30, 1995, while the adjustments to the pro forma consolidated statement of operations assume the transactions were consummated at the beginning of the year presented.

           The pro forma adjustments required are to eliminate the assets, liabilities and operating activities of the Embassy Suites - Tempe, Residence Inn-Orlando properties and Holiday Inn Crowne Plaza joint venture and to reflect consideration received.

           These pro forma adjustments are not necessarily reflective of the results that actually would have occurred if the sales had been in effect as of and for the period presented or what may be achieved in the future.

                         MRI BUSINESS PROPERTIES FUND, LTD. III

                              NOTES TO FINANCIAL STATEMENTS

                            YEARS ENDED 1995, 1994, AND 1993


                          Pro Forma Consolidated Balance Sheet
                                   September 30, 1995

                                                                Pro Forma
                                              Historical      Adjustments      Pro Forma
                                            -------------    -------------    ------------
Assets

Cash and cash equivalents                   $   2,904,000    $    (668,000)   $   2,236,000
Accounts receivable and other asset               448,000        4,210,000        4,658,000
Due from affiliate                                220,000             --            220,000


Real Estate:
   Real estate                                 31,143,000      (15,750,000)      15,393,000
   Accumulated depreciation                    (9,585,000)       5,008,000       (4,577,000)
   Allowance for impairment of value             (800,000)         800,000             --
                                            -------------    -------------    -------------
  Real estate, net                             20,758,000       (9,942,000)      10,816,000
                                            -------------    -------------    -------------
  Total assets                              $  24,330,000    $  (6,400,000    $  17,930,000
                                            =============    =============    =============


Liabilities and Partners' Equity

Accounts payable and other liabilities      $     634,000    $    (338,000)   $     296,000
Due to unconsolidated joint venture               618,000         (618,000)            --
Notes payable                                  15,578,000       (7,885,000)       7,693,000
                                            -------------    -------------    -------------
  Total liabilities                            16,830,000       (8,841,000)       7,989,000
                                            -------------    -------------    -------------
Commitments and Contingencies

Partners' Equity:

General partners                                 (276,000)          49,000         (227,000)
Limited partners equity (109,027 assignee
  units outstanding at September 30, 1995       7,776,000        2,392,000       10,168,000
                                            -------------    -------------    -------------
  Total partners' equity                        7,500,000        2,441,000        9,941,000
                                            -------------    -------------    -------------
  Total liabilities and partners'           $  24,330,000    $  (6,400,000    $  17,930,000
                                            =============    =============    =============

                         MRI BUSINESS PROPERTIES FUND, LTD. III

                              NOTES TO FINANCIAL STATEMENTS
                             YEARS ENDED 1995, 1994 AND 1993

                     Pro Forma Consolidated Statement of Operations
                          For the Year Ended September 30, 1995


                                                      Pro Forma
                                        Historical    Adjustments     Pro Forma
                                        -----------   -----------    ----------
Revenues:
  Room revenues                         $13,434,000   $(9,164,000    $ 4,270,000

  Other operating revenues                  827,000      (657,000)       170,000
  Interest and other income                 231,000       (29,000)       202,000
  Gain on sale of property                8,642,000    (8,642,000)          --
                                        -----------   -----------    -----------
  Total revenues                         23,134,000   (18,492,000)     4,642,000
                                        -----------   -----------    -----------

Expenses:
  Room expenses                           3,077,000    (2,099,000)       978,000
  Other operating expenses                6,373,000    (4,718,000)     1,655,000
  Depreciation                            1,533,000    (1,088,000)       445,000
  Interest                                1,082,000      (535,000)       547,000
  Equity in unconsolidated joint venture    279,000      (279,000)          --
  General and administrative                439,000            --        439,000
  Provision for loss on sale of
    property                                800,000      (800,000)          --
                                        -----------   -----------    -----------
  Total expenses                         13,583,000    (9,519,000)     4,064,000
                                        -----------   -----------    -----------
  Net income                            $ 9,551,000   $(8,973,000)   $   578,000
                                        ===========   ===========    ===========
  Net income per limited partnership
    unit                                $    68.29                   $      5.20
                                        ===========   ===========    ===========

                                                               SCHEDULE III

                         MRI BUSINESS PROPERTIES FUND, LTD. III

                        REAL ESTATE AND ACCUMULATED DEPRECIATION

                                SEPTEMBER 30, 1995


     COLUMN                             COLUMN            COLUMN                      COLUMN
       A                                  B                  C                           D
                                                                                 Cost Capitalized
                                                       Initial Cost                 Subsequent
                                                      to Partnership              to Acquisition
                                                 -----------------------   --------------------------

                                                              Buildings
                                                                 and                      Carrying
  Description                      Encumbrances  Land       Improvements  Improvements    Costs (5)
  -----------                      ------------  ----       ------------  ------------    ---------
                                                         (Amounts in thousands)
                                                        ------------------------

PARTNERSHIP:

Residence Inn - Orlando
Orlando, Florida (I)                   7,885       1,927         12,373        1,750         $(300)

Residence Inn -
Sacramento
Sacramento, California                 7,693       3,844         10,615        1,076          (143)
                                     -------      ------        -------       ------         ------
Total Partnership                    $15,578      $5,771        $22,988       $2,826         $(443)
                                     =======      ======        =======       ======         ======


     COLUMN                            COLUMN                    COLUMN                COLUMN             COLUMN
       A                                  E                        F                     G                  H

                                  Gross Amount at Which
                                Carried at Close of Period
                              ------------------------------

                                                                Accumulated
                                      Buildings             Depreciation & Allowance
                                        and                   for Impairment of
                                       Improve-                     value              Year of             Date of
    Description                Land     ments     Total (2)        (3)(4)            Construction        Acquisition
    -----------               ------   ------     --------         -------           ------------        -----------

PARTNERSHIP:

Residence Inn - Orlando
  Orlando, Florida (I)          1,927   13,823      15,750            5,808              1984               9/87

Residence Inn -
Sacramento
Sacramento, California          3,845   11,548      15,393            4,577              1986               9/87
                               ------  -------     -------          -------
Total Partnership              $5,772  $25,371     $31,143          $10,385
                               ======  =======     =======          =======


(I) The Residence Inn - Orlando was sold on October 19, 1995


                           See accompanying notes.

                    MRI BUSINESS PROPERTIES FUND, LTD. III


                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                              SEPTEMBER 30, 1995


NOTES:

(1) The aggregate cost for Federal income tax purposes is $31,180,000.

(2) Balance, October 1, 1992                                 $109,157,000
    Improvements capitalized subsequent to acquisition          1,767,000
                                                             ------------
    Balance, September 30, 1993                               110,924,000
    Improvements capitalized subsequent to acquisition          1,308,000
    Sale of Joint Venture Interest - Park Hyatt Hotel         (37,456,000)
    Sale of Joint Venture Interest - Radisson Park Terrace    (26,424,000)
                                                             ------------
    Balance, September 30, 1994                                48,352,000
    Improvements capitalized subsequent to acquisition            994,000
    Sale of Hotel property - Embassy Suites - Tempe           (18,203,000)
                                                             ------------
    Balance, September 30, 1995                              $ 31,143,000
                                                             ============
(3) Balance, October 1, 1992                                 $ 27,796,000
    Additions charged to expense                                2,663,000
                                                             ------------
    Balance, September 30, 1993                                30,459,000
    Additions charged to expense                                1,679,000
    Sale of Joint Venture Interest - Park Hyatt Hotel         (10,738,000)
    Sale of Joint Venture Interest - Radisson Park Terrace     (5,968,000)
                                                             ------------
    Balance, September 30, 1994                                15,432,000
    Additions charged to expense                                1,533,000
    Sale of Hotel property - Embassy Suites - Tempe            (7,380,000)
    Provision for impairment of value                             800,000
                                                             ------------
    Balance, September 30, 1995                              $ 10,385,000
                                                             ============

(4) Depreciation is computed on lives ranging from 5 to 39 years.

(5) Certain revenues received from the original sellers in excess of the properties net operating income for a specified period of time after acquisition, have been applied as a reduction of the cost of the related property.

                            MRI BUSINESS PROPERTIES
                              COMBINED FUND NO. 1

                       CONSOLIDATED FINANCIAL STATEMENTS

                              FOR THE YEARS ENDED

                      SEPTEMBER 30, 1995, 1994, AND 1993

                         INDEPENDENT AUDITORS' REPORT

To the Partners of
MRI Business Properties Combined Fund No. 1

We have audited the accompanying consolidated balance sheets of MRI Business Properties Combined Fund No. 1 (a general partnership) and its joint venture as of September 30, 1995 and 1994, and the related consolidated statements of operations, partners' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of operations, partners' equity (deficiency) and cash flows for the year ended September 30, 1993 of MRI Business Properties Combined Fund No. 1 were audited by other auditors whose report dated December 17, 1993, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and the disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1995 and 1994 consolidated financial statements referred to above present fairly, in all material respects, the financial position of MRI Business Properties Combined Fund No. 1 and its joint venture as of September 30, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule on page 12 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

As discussed in Note 9 to the financial statements, the Partnership has sold substantially all of its assets during the first quarter of fiscal 1996. The Partnership is expected to be terminated in 1996 after receipt of receivables, payment of outstanding liabilities and a final distribution to the partners.

Tauber & Balser, P.C.
Atlanta, Georgia
November 29, 1995
(except for Notes 9, as to which
the date is December 1, 1995)

INDEPENDENT AUDITORS' REPORT

MRI Business Properties Combined Fund No. 1.

We have audited the accompanying consolidated statements of operations, partners' equity (deficiency) and cash flows for the year ended September 30, 1993 of MRI Business Properties Combined Fund No. 1 (a limited partnership) (the "Partnership") and its joint venture. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Partnership and its joint venture for the year ended September 30, 1993, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

December 17, 1993

                  MRI BUSINESS PROPERTIES COMBINED FUND NO. 1
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1995 AND 1994

                                                      ASSETS

                                                1995                       1994
                                            -----------                --------
Cash and cash equivalents                $   887,000                $   561,000
Restricted cash                              958,000                    564,000
Accounts receivable, less allowance
  for uncollectible accounts of
  $40,000 and $39,000, respectively        1,155,000                  1,132,000
Inventory                                     96,000                     74,000
Prepaid expenses and other                    31,000                     27,000

Property and improvements                 63,148,000                 62,898,000
Accumulated depreciation                 (17,952,000)               (16,335,000)
Allowance for impairment of value        (11,962,000)               (11,962,000)
                                         -----------                -----------

  Net property and improvements           33,234,000                 34,601,000

Organization costs, net of
 accumulated amortization of
 $207,000 and $157,000, respectively          39,000                     90,000
                                         -----------                -----------

TOTAL ASSETS                             $36,400,000                $37,049,000
                                         ===========                ===========

                     LIABILITIES AND PARTNERS' DEFICIENCY

Accounts payable                         $   350,000                $   507,000
Accrued interest                                  -                     266,000
Accrued property taxes                       121,000                    151,000
Other liabilities                          1,334,000                  1,396,000
Management fees payable to
  affiliate                                1,578,000                    964,000
Due to affiliates                          1,491,000                  1,131,000
Note payable                              34,000,000                 34,000,000
                                         -----------                -----------

Total liabilities                         38,874,000                 38,415,000

Joint venturer's interest                 (1,238,000)                  (689,000)

Partners' deficiency
 MRI BPF, Ltd. II                           (618,000)                  (338,000)
 MRI BPF, Ltd. III                          (618,000)                  (339,000)
                                         -----------                -----------
                                          (1,236,000)                  (677,000)

                                         -----------                -----------
TOTAL LIABILITIES AND PARTNERS'
   DEFICIENCY                            $36,400,000                $37,049,000
                                         ===========                ===========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  MRI BUSINESS PROPERTIES COMBINED FUND NO. 1
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE YEARS ENDED SEPTEMBER 30,

                                             1995                   1994                      1993
                                          -----------            -----------                -------
Revenues:
  Rooms                                    $12,958,000            $12,037,000             $10,065,000
  Food and beverage                          6,955,000              6,602,000               6,687,000
  Other                                        810,000                741,000                 588,000
  Interest                                      28,000                 22,000                  17,000
                                           -----------            -----------             -----------
    Total revenues                          20,751,000             19,402,000              17,357,000

Expenses (including $2,475,000,
  $2,374,000 and $2,001,000 paid or
  payable to an affiliate of the
  joint venture partner in 1995,
  1994, and 1993):

  Rooms                                      3,397,000              3,158,000               2,705,000
  Food and beverage                          5,504,000              5,268,000               5,428,000
  Other operating                            7,659,000              7,445,000               6,882,000
  Depreciation and amortization              1,863,000              1,709,000               1,644,000
  Interest                                   3,436,000              3,187,000               3,248,000
  General and administrative                                               -                   17,000
                                           -----------            -----------              -----------
    Total expenses                          21,859,000             20,767,000              19,924,000
                                           -----------            -----------             -----------
LOSS BEFORE JOINT VENTURER'S INTEREST
 IN OPERATIONS                              (1,108,000)            (1,365,000)             (2,567,000)

JOINT VENTURER'S INTEREST IN
  OPERATIONS                                   549,000                681,000                 135,000
                                           -----------            -----------             -----------
NET LOSS                                   $  (559,000)           $  (684,000)            $(2,432,000)
                                           ===========            ===========             ===========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  MRI BUSINESS PROPERTIES COMBINED FUND NO. 1
           CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
             FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993


                                                           MRI Business                MRI Business

                                                         Properties Fund,            Properties Fund,
                                                              Ltd II                     Ltd III                Total

Balance, October 1, 1992                                  $     916,000                $  1,223,000          $  2,139,000

Net loss                                                     (1,062,000)                 (1,370,000)           (2,432,000)
                                                          -------------               -------------          ------------
Balance, September 30, 1993                                    (146,000)                   (147,000)             (293,000)

Capital contributions                                           150,000                     150,000               300,000

Net loss                                                       (342,000)                   (342,000)             (684,000)
                                                          -------------                ------------          ------------
Balance, September 30, 1994                                    (338,000)                   (339,000)             (677,000)

Net loss                                                       (280,000)                   (279,000)             (559,000)
                                                          -------------                ------------          ------------
Balance, September 30, 1995                               $    (618,000)              $    (618,000)          $(1,236,000)
                                                          =============               =============           ===========

                                  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    MRI BUSINESS PROPERTIES COMBINED FUND NO. 1
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         FOR THE YEARS ENDED SEPTEMBER 30,

                                                                            1995              1994               1993
                                                                        -----------        -----------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $  (559,000)        $  (684,000)         $(2,432,000)
  Adjustments to reconcile net loss
  to net cash provided (used) by operating
  activities:
    Depreciation and amortization                                      1,863,000           1,709,000            1,704,000
    Provision for doubtful receivables                                     1,000                  -                 2,000
    Joint Venturer's interest in operations                             (549,000)           (681,000)            (135,000)
    Net changes in:
      Accounts receivable                                                (23,000)                 -              (118,000)
      Inventory                                                          (22,000)             18,000               11,000
      Prepaid expenses and other                                          (4,000)             (1,000)              27,000
      Accounts payable, accrued expenses
        and other liabilities                                             99,000             551,000               60,000
                                                                     -----------         -----------          -----------
  Net cash provided (used) by
    operating activities                                                 806,000             912,000             (881,000)
                                                                     -----------         -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                                 (446,000)         (1,438,000)          (2,372,000)
  (Deposit to) release from restricted
    cash, net                                                           (394,000)            175,000              489,000
                                                                     -----------         -----------          -----------
  Net cash used by investing activities                                 (840,000)         (1,263,000)          (1,883,000)
                                                                     -----------         -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from Joint Venturer                                                -              300,000                   -
  Capital contributions                                                       -              300,000                   -
  Increase in due to affiliates                                          360,000              10,000            1,121,000
  Joint venture partner contributions                                         -                   -             1,700,000
                                                                    -----------         -----------           -----------
  Net cash provided by financing
    activities                                                           360,000             610,000            2,821,000
                                                                     -----------         -----------          -----------
  NET INCREASE IN CASH AND
    CASH EQUIVALENTS                                                     326,000             259,000               57,000

CASH AND CASH EQUIVALENTS:
  BEGINNING OF YEAR                                                  $   561,000         $   302,000          $   245,000
                                                                     -----------         -----------          -----------
  END OF YEAR                                                        $   887,000         $   561,000          $   302,000
                                                                     ===========         ===========          ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                      $ 3,702,000         $ 3,188,000          $ 3,188,000

                                                                     ===========         ===========          ===========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  MRI BUSINESS PROPERTIES COMBINED FUND NO.1
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995 AND 1994

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

     The Partnership is a 50 percent owner in a Joint Venture with Holiday Inn Ravinia, Inc., a wholly-owned subsidiary of Holiday Inn Worldwide, Inc. This Joint Venture owns a 495-room hotel operated as the Holiday Inn Crowne Plaza Ravinia in Atlanta, Georgia (Note 9). Losses of the Joint Venture are allocated to its owners pursuant to the venture agreement based on ownership.

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

INVENTORIES

     Inventories consist of food, beverage, and miscellaneous supplies. Inventories are recorded under the first-in,

                  MRI BUSINESS PROPERTIES COMBINED FUND NO.1
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995 AND 1994

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

INCOME TAXES

     MRI Business Properties Combined Fund No. 1 is not subject to income taxes because it is a Partnership. Instead, each partner is taxed on its share of the Partnership's taxable income, whether or not distributed, and is entitled to deduct on its own income tax return its share of the Partnership net losses to the extent of its tax basis in the Partnership.

RECLASSIFICATION OF FINANCIAL STATEMENT PRESENTATION

     Certain reclassifications have been made to the 1993 financial statements to conform with the 1995 and 1994 financial statement presentation. Such reclassifications have had no effect on net loss as previously reported.

                  MRI BUSINESS PROPERTIES COMBINED FUND NO.1
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995 AND 1994

NOTE 2 - RESTRICTED CASH

     Restricted cash represents monies maintained in an account in accordance with the management agreement on the Holiday Inn Crowne Plaza Ravinia in order to meet future capital requirements. Pursuant to the management agreement, monthly funding is required by the property in the amount of 5 percent of monthly Adjusted Gross Revenues.


NOTE 3 - ACCOUNTS RECEIVABLE

     Accounts receivable consists of trade receivables due the hotel from guests, corporations, associations and governments.

NOTE 4 - PROPERTY AND IMPROVEMENTS

     Hotel property and improvements are summarized as follows:

                                            1995                  1994
                                            ----                  ----
         Land                            $ 9,108,000           $ 9,108,000
         Building and improvements        45,356,000            45,179,000
         Furnishings                       8,684,000             8,611,000
                                         -----------           -----------
                                          63,148,000            62,898,000

         Accumulated depreciation        (17,952,000)          (16,335,000)
         Allowance for impairment
           of value (see Note 5)         (11,962,000)          (11,962,000)
                                         -----------           -----------
         Net property and improvements   $33,234,000           $34,601,000
                                         ============          ===========

     Differences exist between financial statement and federal income tax bases as a result of accelerated depreciation methods. The depreciable property basis used for tax purposes as of September 30, 1995 and 1994 is $38,298,000 and $37,617,000 along with accumulated depreciation of

                  MRI BUSINESS PROPERTIES COMBINED FUND NO.1
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995 AND 1994

NOTE 4 - PROPERTY AND IMPROVEMENTS (CONTINUED)

$9,910,000 and $7,546,000, respectively. Depreciation expense for tax purposes as of September 30, 1995, 1994, and 1993 amounts to $3,638,000,

$3,617,000, and $3,317,000, respectively.

NOTE 5 - PROVISION FOR IMPAIRMENT OF VALUE

     The impairment of value (Note 4) resulted in the reduction of the book basis of the hotel in the amounts of $4,311,000 and $7,651,000 in 1992 and 1991, respectively. For these years, the Joint Venture determined that based upon the continuing deterioration of the economic market in Atlanta, Georgia and projected operational cash flows, the decline in value of the hotel was other than temporary and that recovery of its carrying value was not likely.

NOTE 6 - DUE TO AFFILIATES

     Of the $1,491,000 due to affiliates, $370,000 is due to an affiliate of the Partnership while the remainder represents an advance from Holiday Inn Worldwide, Inc. issued in 1993. These advances are unsecured and non-interest bearing.

NOTE 7 - NOTE PAYABLE

     Property and improvements are pledged as collateral for the note payable of $34,000,000 which bears interest at 12.29% per annum. The note requires monthly payments of interest only with a balloon payment in January 1, 1996 of all outstanding principal and unpaid interest. The note is to be satisfied upon the sale of the collateralized property (Note 9).

                  MRI BUSINESS PROPERTIES COMBINED FUND NO.1
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995 AND 1994

NOTE 8 - RELATED PARTY TRANSACTIONS

     The Partnership has an agreement with Holiday Inn Worldwide, Inc. to provide for the management and operation of the Joint Venture property. Fees paid or payable pursuant to the agreement is based on percentages of gross revenues or gross operating profits from operations of the property. The percentages used for these fees, per the related agreement, are 4% of Adjusted Gross Revenues and 10% of Gross Operating Profit, as defined in the contract.

                                 1995              1994                 1993
                              -----------       -----------           --------
         Adjusted Gross
          Revenues            $20,508,000       $19,375,000         $17,258,000
         Basic Management
          Fee                     820,000           775,000             690,000

         Gross Operating
          Profit              $ 5,322,000       $ 4,705,000         $ 3,242,000
         Incentive
          Management Fee          532,000           471,000             324,000

     Pursuant to the management agreement, incentive management fees are accrued at year-end, if unpaid. Accrued management fees amounted to $1,578,000 and $964,000 for the fiscal years ended 1995 and 1994, respectively.

     In addition, Holiday Inn Worldwide, Inc. provides certain services to the Partnership. Under the agreement, these services are to be provided at cost. The services provided and the related expenses to the Partnership were, exclusive of management fees, for the years ended September 30:

                                       1995              1994          1993
                                    ----------        ----------    ---------
         Administrative services    $  159,000       $  149,000      $139,000
         Advertising services          371,000          360,000       274,000
         Reservation services          130,000          121,000       100,000
         Insurance (Property,
          Liability, and
          Workmen's Compensation)      463,000          498,000       474,000
                                    ----------       ----------      --------
                                    $1,123,000       $1,128,000      $987,000
                                    ==========       ==========      ========

                  MRI BUSINESS PROPERTIES COMBINED FUND NO.1
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995 AND 1994

NOTE 8 - RELATED PARTY TRANSACTIONS (CONTINUED)

     In addition, Holiday Inn Worldwide, Inc. provides payroll and asset acquisition services for the Partnership which are included in the basic management fee. The expense incurred with Holiday Inn Worldwide, Inc. for these services for 1995 and 1994 were $390,000 and $492,000, respectively.

NOTE 9 - SUBSEQUENT EVENT

     On December 1, 1995 the Partnership sold all of its assets and the purchaser assumed all operating liabilities in accordance with an agreement entered into on July 7, 1995, except for $353,000 of cash, $22,000 of other assets, and $373,000 of other liabilities. Proceeds from the sale were used to satisfy the outstanding principal and interest on the mortgage and the remainder is to be distributed to the partners.

                  MRI BUSINESS PROPERTIES COMBINED FUND NO. 1
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                              SEPTEMBER 30, 1995

                                 SCHEDULE III

COLUMN                COLUMN            COLUMN          COLUMN                   COLUMN                 COLUMN       COLUMN   COLUMN
  A                      B                C                D                        E                      F           G         H

                                                    Cost Capitalized
                                     Initial Cost      Subsequent        Gross Amount at Which
                                    to Partnership   to Acquisition    Carried at Close of Period(1)
                                    --------------  ----------------   -----------------------------
                                                                                                      Provision
                                                                                                     for Impair-
                                                                                                       ment and      Year     Date
                                         Buildings                              Buildings            Accumulated    of Con-    of
                                         and Im-    Improve-  Carrying          and Im-              Depreciation   struc-    acqui-
Description         Encumbrances   Land  provements  ments     Costs     Land   provements  Total(2)     (3)(4)      tion    sition
-----------         ------------   ----  ---------- -------    --------- ----   ----------  -------- ------------   ------    ------
                                                      (Amounts in thousands)
JOINT VENTURE:
 Holiday Inn Crowne
  Plaza (5) Atlanta,
  Georgia              $34,000    $9,108 $47,125    $6,915       -     $9,108    $54,040     $63,148   $29,914       1986    3/13/86
                        ======    ====== =======    ======      ===    ======    =======     =======   =======


NOTES:

(1)      The aggregate cost for Federal income tax purposes is $63,426,000.

(2)      Balance, October 1, 1992                                   $69,840,000
         Improvements capitalized subsequent to acquisition           2,372,000
                                                                     ----------
         Balance, September 30, 1993                                 72,212,000
         Improvements capitalized subsequent to acquisition           1,437,000
         Write off of fully depreciated assets                      (10,751,000)
                                                                     ----------
         Balance, September 30, 1994                                $62,898,000
         Improvements capitalized subsequent to acquisition             446,000
         Write off of fully depreciated assets                         (196,000)
                                                                     ----------
         Balance, September 30, 1995                                $63,148,000
                                                                     ==========

(3)      Balance, October 1, 1992                                   $35,840,000
         Additions charged to expense                                 1,594,000
                                                                     ----------

         Balance, September 30, 1993                                 37,434,000
         Additions charged to expense                                 1,614,000
         Write off of fully depreciated assets                      (10,751,000)
                                                                     ----------

         Balance, September 30, 1994                                 28,297,000
         Additions charged to expense                                 1,813,000
         Write off of fully depreciated assets                         (196,000)
                                                                     ----------

         Balance, September 30, 1995                                $29,914,000
                                                                     ==========

(4)      Depreciation is computed on lives ranging from five to forty years.

(5)      Formerly Hyatt Regency Ravinia Hotel.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Effective April 22, 1994, Registrant dismissed its prior Independent Auditors, Deloitte & Touche ("Deloitte") and retained as its new Independent Auditors, Imowitz Koenig & Co., LLP. Deloitte's Independent Auditors' Report on Registrant's financial statements for fiscal years ended September 30, 1993 and 1992 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Managing General Partner's Directors. During fiscal years ended 1992, 1993 and through April 22, 1994 there were no disagreements between Registrant and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Deloitte, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

      Effective April 22, 1994, Registrant engaged Imowitz Koenig & Co., LLP as its Independent Auditors. During the last two fiscal years and through April 22, 1994, Registrant did not consult Imowitz Koenig & Co., LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

      Neither Registrant, Montgomery Realty Company-85 ("MRC"), the general partner of Registrant, nor FRI, the general partner of MRC, has any officers or directors. NPI Equity Investments II, Inc. ("NPI Equity II"), the Managing General Partner of FRI, manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. NPI Equity is a wholly owned subsidiary of National Property Investors, Inc. ("NPI"). NPI Equity II and its affiliates also control, or act as, the managing general partner of 28 other public limited partnerships. All of these partnerships are engaged in the acquisition, leasing and disposition of real estate. As of December 1, 1995, the names, ages and positions held by executive officers and directors of NPI Equity II are as follows:

                                                       Has served as a Director
                                                       and/or Officer of NPI
Name and Age                   Positions Held          Equity II since
------------                   --------------          ------------------------

Michael L. Ashner (43)         President and Director      12/93

Martin Lifton (63)             Chairman and Director       12/93

Arthur N. Queler (49)          Secretary/Treasurer         12/93
                               and Director

Steven Lifton (34)             Vice President and          12/93
                               Director                    (Director 10/94)


W. Edward Scheetz (30)         Director                    10/94

Ricardo Koenigsberger (29)     Director                    10/94

Lee Neibart (45)               Director                    10/94

      Michael L. Ashner has been President and Chairman and Director of NPI and a Director of NPI Property Management Corporation ("NPI Management") since their formation in 1984. As the President and a Director of NPI, Mr. Ashner has been involved with the sponsoring of approximately 35 limited partnerships. Mr. Ashner is also the President and Director of NPI Equity Investments, Inc. ("NPI Equity") and NPI Equity II, each a wholly owned subsidiary of NPI. NPI Equity and NPI Equity II control, or are, the managing general partners of 31 public partnerships. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships. Prior to forming NPI in 1984, Mr. Ashner served as a general partner of seven real estate limited partnerships that were formed by Exeter Capital Corporation to own and operate income producing real estate, including apartments, commercial office space and retail space. He received his A.B. degree cum laude from Cornell University and received a J.D. degree magna cum laude from the University of Miami School of Law, where he was an editor of the law review.

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

      W. Edward Scheetz has been a Director of NPI and NPI Equity since October 1994. Since May 1993, Mr. Scheetz has been a limited partner of Apollo Real Estate Advisors, L.P. ("Apollo"), the managing general partner of Apollo Real Estate Investment Fund, L.P., a private investment fund. Mr. Scheetz has also served as a Director of Roland International, Inc., a real estate investment company since January 1994, and as a Director of Capital Apartment Properties, Inc., a multi-family residential real estate investment trust, since January 1994. From 1989 to May 1993, Mr. Scheetz was a principal of Trammel Crow Ventures, a national real estate investment firm. Mr. Scheetz' received his A.B. in Economics, Magna Cum Laude, from Princeton University.

      Ricardo Koenigsberger has been a Director of NPI and NPI Equity since October 1994. Since October 1990, Mr. Koenigsberger has been an associate of Apollo and of Lion Advisors, L.P., which acts as financial advisor to and representative for certain institutional investors with respect to securities
investments.  For more than one year prior  thereto,   Mr.  Koenigsberger  was
an  associate  with  Drexel  Burnham  Lambert   Incorporated.   Mr.
Koenigsberger received his B.S. degree from The University of Pennsylvania-Wharton School.

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

      There are no family relationships between any of the directors or the executive officers of NPI Equity II, except that Martin Lifton is the father of Steven Lifton. Each director and officer of NPI Equity II will hold office until the next annual meeting of stockholders and directors of NPI Equity II and until his successor is elected and qualified.

      Messrs. Ashner, Lifton and Queler currently are the beneficial owners of 66 2/3% of the outstanding stock of NPI.

      Registrant believes, based on written representations received by it, that for the fiscal year ended September 30, 1995, all filing requirements under
Section 16(a) of the Securities Exchange Act of 1934 applicable to beneficial owners of Registrant's Securities, Registrant's general partners and officers and directors of such general partners, were complied with.

Item 11.   Executive Compensation.

      The Registrant is not required to and did not pay any compensation to the officers or directors of NPI Equity II. NPI Equity II does not presently pay any compensation to any of its officers or directors. (See Item 13, "Certain Relationships and Related Transactions")

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

      The Registrant is a limited partnership and has no officers or directors. The managing general partner has discretionary control over most of the decisions made by or for Registrant in accordance with the terms of the Partnership Agreement.

      The following table sets forth certain information regarding limited partnership units of Registrant owned by each person who is known by Registrant to own beneficially or exercise voting or dispositive control over more than 5% of Registrant's limited partnership units, by each of NPI Equity II's directors and by all directors and executive officers of NPI Equity II as a group as of December 1, 1995.

Name and address of            Amount and nature of
Beneficial Owner               Beneficial Owner          % of Class
-------------------            --------------------      ----------

DeForest Ventures I L.P.(1)         27,527(2)               25.25
Michael Ashner (3)                   47.33(4)                  *
Martin Lifton (3)                    47.33(4)                  *
Arthur Queler (1)                    47.33(4)                  *
Steven Lifton (3)                    16.67(4)                  *
Ricardo Koenigsberger (5)               -                      -
Lee Neibart (5)                         -                      -
W. Edward Scheetz (5)                   -                      -
All directors and executive
officers as a group (eight persons) 158.67(4)                  *
----------------
* less than 1%

(1) Each of such persons may be reached at 5665 Northside Drive, N.W., Atlanta, Georgia 30328.
(2) Based upon information supplied to Registrant by DeForest Ventures I L.P. on December 1, 1995.
(3) Each of such persons may be reached at 100 Jericho Quadrangle, Jericho, New York 11753.
(4) Represents such persons proportionate interest in units held by QAL Associates II and QALA Associates III, each a general partnership in which, among others, Messrs. Ashner, Martin Lifton, Queler and Steven Lifton are partners.
(5) Each of such persons may be reached at 1301 Avenue of the Americas, New York, New York 10038.

      There are no arrangements known to Registrant, the operation of which may, at a subsequent date, result in a change in control of Registrant, other than as follows:

      (a) In connection with the admission of NPI Equity II as the managing partner of FRI, PRA reserved the right to remove NPI Equity II from its position as managing partner of FRI if certain events occur, such as an event of bankruptcy or the failure to maintain an adequate net worth. In such event, PRA may, but is not required to, assume the position of managing partner of FRI.

      (b) In connection with the loan made by PaineWebber Real Estate Securities, Inc., formerly known as Kidder Peabody Mortgage Capital Corporation ("PaineWebber"), to DeForest Ventures I L.P. ("DeForest I") and DeForest Ventures II L.P., ("DeForest II") in connection with the consummation of the tender offers made for units in Registrant and 18 affiliated limited partnerships, NPI pledged, as collateral for the loan, all of the issued and outstanding capital stock of NPI Equity II. Accordingly, if DeForest I or DeForest II were unable to satisfy its obligations under the loan and PaineWebber were to foreclose on its collateral, PaineWebber would become the sole shareholder of NPI Equity II.

      (c) See Item 1, "Business - Material Events\Change in Control" for information relating to the sale by the stockholders of NPI of all of the issued and outstanding shares of stock of NPI to an affiliate of Insignia.

Item 13.   Certain Relationships and Related Transactions.

       The Partnership Agreement provides that the general partner will be reimbursed for actual expenses incurred in providing services required by Registrant. From March 1988 to December 1992 such amounts were assigned pursuant to a services agreement by the general partner and affiliates to Metric Realty Services, L.P. ("MRS"), which performed partnership management and other services for Registrant. On January 1, 1993, Metric Management, Inc., predecessor to MRS, a company which is not affiliated with the general partner, commenced providing certain property and portfolio management services to Registrant under a new services agreement. As provided in the new services agreement, effective January 1, 1993, no reimbursements were made to the general partner and affiliates after December 31, 1992. Subsequent to December 31, 1992, reimbursements were made to Metric Management, Inc. On December 16, 1993, the services agreement with Metric Management, Inc. was modified and, as a result thereof, Registrant's general partner assumed responsibility for cash management of Registrant as of December 23, 1993 and for day to day management of Registrant's affairs, including portfolio management, accounting, and investor relations services as of April 1, 1994. Related party expenses for the years ended September 30, 1995, 1994 and 1993 were as follows:


                                           1995          1994           1993
                                        ----------    ----------     -------
    Reimbursement of expenses:
      Partnership accounting and
        investor services               $ 145,000      $ 102,000     $  52,000
      Professional services                     -         12,000        11,000
                                        ---------     ----------     ---------
    Total                               $ 145,000     $  114,000     $  63,000
                                        =========     ==========     =========

      In accordance with the Partnership Agreement, the general partner is entitled to receive cash distributions from operations as follows: (1) a Partnership management incentive equal to an allocation of ten percent determined on a cumulative, noncompounded basis, of cash available for distribution which is distributed to partners, and (2) a continuing interest representing two percent of cash available for distribution distributed to partners remaining after the allocation of the Partnership management incentive. Subsequent to December 31, 1986, the Partnership management incentive is subordinated to certain cash distributions to the unit holders.

      The general partner is also entitled to its continuing interest of two percent of net income and net loss, taxable income and taxable loss and distribution of cash available for distribution provided, however, that 20% of realized gains from the sale or other disposition of properties is allocated to the general partners until such time as the general partners do not have a deficit capital account.

      On July 26, 1995 the general partner received a distribution of $449,000, representing the general partners two percent interest in cash available for distribution which was primarily from the proceeds received on the sale of Registrant's Embassy Suites Hotel property. There were no cash distributions to the general partner for the years ended September 30, 1994 and 1993.

      Apart from the reimbursements paid to the general partner and affiliates as set forth above, Registrant has or had agreements with affiliates of its joint venture partners, otherwise non-affiliated third parties, which provide for the management and operation of the joint venture properties. Fees paid pursuant to these agreements are generally based on a percentage of gross revenues from operations of the properties and were $569,000 and $1,164,000 in 1994 and 1993, respectively. No fees were paid in 1995 as the hotels on which these fees were paid were sold in 1994.

      See Item 1. "Business-Employees/Management" for information relating to the acquisition by NPI Equity II of management and control of Registrant.

                                    PART IV

Item 14.   Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

(a)(1)(2)   Financial Statements and Financial Statement Schedules:

            See Item 8 of this Form 10-K for Consolidated Financial Statements of Registrant, Notes thereto, and Financial Statement Schedules. (A table of contents to Consolidated Financial Statements and Financial Statement Schedules is included in Item 8 and incorporated herein by reference.)

(a) (3)     Exhibits:

              2. NPI, Inc. Stock Purchase Agreement dated as of August 17, 1995 incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K dated August 17, 1995.

            3,4. Partnership Agreement incorporated by reference to Registrant's
                 Prospectus filed pursuant to Rule 424 (b) of the Securities Act of 1933.

             16. Letter dated April 27, 1994 from Registrant's Former
                 Independent Auditors incorporated by reference to Registrant's Current Report on Form 8-K dated April 22, 1994.

(b)        Reports on Form 8-K:

              No reports on Form 8-K were filed by Registrant during the last quarter of Registrant's fiscal year except a report dated August 17, 1995 relating to the sale of all of the issued and outstanding shares of stock of National Property Investors, Inc. (Item 1, Change in Control).

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of December, 1995.

                          MRI BUSINESS PROPERTIES FUND, LTD. III

                          By: Montgomery Realty Company-85,
                              its Managing General Partner

                              By:  Fox Realty Investors,
                                   its Managing General partner

                                   By: NPI Equity Investments II, Inc.,

                                       its Managing Partner

                                       By: Michael L. Ashner
                                           -----------------
                                           Michael L. Ashner
                                           President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant in their capacities as directors and/or officers of NPI Equity Investments II, Inc., on the dates indicated below.

 Signature/Name                      Title                         Date
 --------------                      -----                         -----

/s/Michael L. Ashner
-----------------------
Michael L. Ashner              President and Director
                               (Principal Executive
                                Officer)                     December 27, 1995

/s/Martin Lifton
-----------------------
Martin Lifton                  Chairman and Director         December 27, 1995

/s/Arthur N. Queler
-----------------------
Arthur N. Queler               Secretary/ Treasurer and
                               Director (Principal
                               Financial Officer)            December 27, 1995

/s/Steven J. Lifton
-----------------------
Steven J. Lifton               Vice President and Director   December 27, 1995

                                 Exhibit Index

Exhibit                                                             Page
-------                                                             ----


2.    NPI, Inc. Stock Purchase Agreement dated as of                 (a)
      August 17, 1995

3,4.  Partnership Agreement                                          (b)

16.   Letter dated April 27, 1994 from Registrant's                  (c)
      Former Independent Auditors

-----------------------
(a)    Incorporated by reference to Exhibit 2 to Registrant's Current Report on

       Form 8-K dated August 17, 1995.

(b) Incorporated by referenced to Registrant's Prospectus filed pursuant to Rule 424 (b) of the Securities Act of 1933.

(c) Incorporated by reference to Registrant's Current Report on Form 8-K dated April 22, 1994.