Form 10-Q
period 1995-12-31
MRI BUSINESS PROPERTIES FUND LTD III
filed 1996-02-15
CIK 769635

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1995

                                      OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                        Commission file number 0-15348

                    MRI Business Properties Fund, Ltd. III
            (Exact name of Registrant as specified in its charter)

         California                                  94-2969782
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)


One Insignia Financial Plaza, P.O. Box 1089 Greenville, South Carolina  29602
             (Address of principal executive office)                  (Zip Code)

       Registrant's telephone number, including area code (864) 239-1000

               5665 Northside Drive N.W., Atlanta, Georgia 30328
                    Former name, former address and fiscal
                      year, if changed since last report.

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

                                    1 of 16

    MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - DECEMBER 31, 1995

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Balance Sheets
                                                    December 31,   September 30,
                                                        1995           1995

Assets

Cash and cash equivalents                          $  7,429,000    $  2,904,000
Accounts receivable and other assets                    195,000         448,000
Due from affiliate                                      165,000         220,000

Real Estate:
 Real estate                                         15,421,000      31,143,000
 Accumulated depreciation                            (4,684,000)     (9,585,000)
 Allowance for impairment of value                         --          (800,000)
                                                   ------------    ------------
 Real estate, net                                    10,737,000      20,758,000
                                                   ------------    ------------
 Total assets                                      $ 18,526,000    $ 24,330,000
                                                   ============    ============

Liabilities and Partners' Equity

Accounts payable and other liabilities             $    223,000    $    634,000
Due to unconsolidate  joint venture                        --           618,000
Notes payable                                         7,673,000      15,578,000
                                                   ------------    ------------
 Total liabilities                                    7,896,000      16,830,000
                                                   ------------    ------------
Partners' Equity:

General partners equity (deficit)                       266,000        (276,000)
Limited partners equity (109,027 assignee units
  outstanding at December 31, 1995
  and September 1995)                                10,364,000       7,776,000
                                                   ------------    ------------
 Total partners' equity                              10,630,000       7,500,000
                                                   ------------    ------------
 Total liabilities and partners' equity            $ 18,526,000    $ 24,330,000
                                                   ============    ============

                       See notes to financial statements.

                                    2 of 16

     MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - DECEMBER 31, 1995

Statements of Operations

                                                      For the Three Months Ended
                                                       December 31, December 31,
                                                            1995         1995

Revenues:

 Room revenue                                            $1,221,000   $3,225,000
 Other operating revenue                                     52,000      232,000
 Interest                                                    38,000       43,000
 Equity in unconsolidated joint venture operations          369,000         --
 Gain on sale of unconsolidated joint venture interest    2,694,000         --
 Gain on sale of property                                     5,000         --
                                                        -----------   ----------
  Total revenues                                          4,379,000    3,500,000
                                                        -----------   ----------
Expenses:

 Room expenses                                              332,000      802,000
 Other operating expenses                                   500,000    1,612,000
 Depreciation                                               108,000      391,000
 Interest                                                   180,000      255,000
 Equity in unconsolidated joint venture operations             --         83,000
 General and administrative                                 129,000      123,000
                                                        -----------   ----------
  Total expenses                                          1,249,000    3,266,000
                                                        -----------   ----------

Net income                                              $ 3,130,000   $  234,000
                                                        ===========   ==========
Net income per limited partnership assignee unit        $     23.74   $     2.10
                                                        ===========   ==========


                       See notes to financial statements.

                                    3 of 16



    MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - DECEMBER 31, 1995

Statement of Partners' Equity (Deficit)
For the Three Months Ended December 31, 1995


                                         General         Limited        Total
                                        Partners'       Partners'     Partners'
                                        (Deficit)        Equity        Equity


Balance - October 1, 1995             $  (276,000)    $ 7,776,000    $ 7,500,000

 Net income                               542,000       2,588,000      3,130,000
                                      -----------     -----------    -----------
Balance - December 31, 1995           $   266,000     $10,364,000    $10,630,000
                                      ===========     ===========    ===========

                       See notes to financial statements.

                                    4 of 16

    MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - DECEMBER 31, 1995


Statements of Cash Flows
                                                      For the Three Months Ended
                                                      December 31,  December 31,
                                                          1995         1994

Operating Activities:

Net income                                              $3,130,000   $  234,000
Adjustments to reconcile net income to
  net cash provided by operating activities:
Depreciation and amortization                              112,000      398,000
Equity in unconsolidated joint venture operations         (369,000)      83,000
Gain on sale of unconsolidated joint venture interest   (2,694,000)          --
Gain on sale of property                                    (5,000)
Changes in operating assets and liabilities:
 Accounts receivable and other assets                      222,000      204,000
 Accounts payable and other liabilities                   (411,000)    (385,000)
 Due from affiliate                                         55,000           --
                                                        ----------   ----------
Net cash provided by operating activities                   40,000      534,000
                                                        ----------   ----------
Investing Activities:

Properties and improvements additions                      (28,000)    (287,000)
Net proceeds from sale of property                       9,973,000           --
Distribution from unconsolidated joint venture           2,445,000           --
                                                        ----------   ----------
Net cash provided by (used in) investing activities     12,390,000     (287,000)
                                                        ----------   ----------
Financing Activities:

Notes payable principal payments                           (33,000)     (69,000)

Satisfaction of notes payable                           (7,872,000)          --
                                                        ----------   ----------
Cash (used in) financing activities                     (7,905,000)     (69,000)
                                                        ----------   ----------
Increase in Cash and Cash Equivalents                    4,525,000      178,000

Cash and Cash Equivalents at Beginning of Period         2,904,000    4,045,000
                                                        ----------   ----------
Cash and Cash Equivalents at End of Period              $7,429,000   $4,223,000
                                                        ==========   ==========
Supplemental Disclosure of Cash Flow Information:
 Interest paid in cash during the period                $  219,000   $  248,000
                                                        ==========   ==========

                      See notes to financial statements.


                                    5 of 16

    MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - DECEMBER 31, 1995

                         NOTES TO FINANCIAL STATEMENTS

1.  General

    The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended September 30, 1995.

    The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature, except as discussed in Note 3.

    The results of operations for the three months ended December 31, 1995 and 1994 is not necessarily indicative of the results to be expected for the years ended September 30, 1996 and 1995, respectively. As discussed in Note 4, the Partnership's remaining property was sold on January 12, 1996. The Partnership is expected to be terminated in 1996 after collection of receivables, payment of outstanding liabilities and a final distribution to the partners.

    On January 19, 1996, the stockholders of NPI, Inc. sold all of the issued and outstanding stock of NPI, Inc. to an affiliate of Insignia Financial Group ("Insignia"). As a result of the transaction, the Managing General Partner of the Partnership is controlled by Insignia. Insignia affiliates now maintain the Partnership books and records and oversee its operations. Property management and asset management services continue to be performed by unaffiliated third parties. The limited partnership units owned by Deforest Ventures I, L.P., representing approximately 25% of total limited partnership units, were not acquired by Insignia.

2.  Transactions with Related Parties

    An affiliate of NPI, Inc. received reimbursements of administrative expenses amounting to $45,000 and $39,000 during the three months ended December 31, 1995 and 1994, respectively. These reimbursements are included in general and administrative expenses.

    An affiliate of NPI, Inc. was paid a fee of $8,000 relating to a successful real estate tax appeal on the Partnership's Residence Inn - Orlando hotel during the three months ended December 31, 1995. The tax appeal fee is included in operating expenses.

                                    6 of 16

    MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - DECEMBER 31, 1995
                         NOTES TO FINANCIAL STATEMENTS


3.  Gain on Sale of Property and Unconsolidated Joint Venture Interest

    On October 19, 1995, the Partnership's Residence Inn - Orlando Property was sold to an unaffiliated third party for $10,100,000. After satisfaction of the mortgage loan of $7,985,000 (including accrued interest) and closing costs, the Partnership received approximately $1,900,000. The Partnership recorded a provision for loss on sale of the property of $800,000 during the 1995 fiscal year. The Partnership has recognized a gain on sale of the property of $5,000.

    On December 1, 1995, the Combined Fund sold the Holiday Inn Crowne Plaza property to an unaffiliated third party for $44,000,000. After satisfaction of the mortgage note of $34,000,000, closing costs and other expenses the joint venture received approximately $8,900,000. In accordance with the July 7, 1995 agreement, the Combined Fund received $5,000,000. The Partnership's share of net proceeds, after expenses, was $2,445,000. The Partnership has recognized a gain on sale of $2,694,000. The Combined Fund had previously recorded an approximate $11,900,000 provision for impairment of value in 1991 and 1992. A former joint venture partner may be required to contribute certain funds to the Partnership in accordance with the joint venture agreement. The amount of contribution, if any, is not determinable at this time.

4.  Subsequent Events

    On January 12, 1996, the Partnership sold its remaining property, Residence Inn - Sacramento, to an unaffiliated third party for $14,400,000. After satisfaction of the mortgage loan of $7,691,000 (including accrued interest) and closing costs, the Partnership received approximately $6,600,000. For financial statement purposes the Partnership will recognize a gain on sale of approximately $3,500,000 during the second quarter of fiscal 1996.

    In January 1996, the Partnership distributed $12,867,000 ($118.02 per limited partnership assignee unit) and $263,000 to the limited partners and the general partners, respectively. The funds were primarily provided by the proceeds from the sale of the Partnership's properties and joint venture interest.

                                    7 of 16

    MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - DECEMBER 31, 1995

                         NOTES TO FINANCIAL STATEMENTS

5.  Investment in Unconsolidated Joint Venture

    The following are the condensed balance sheets as of December 31, 1995 and September 30, 1995 and condensed statements of operations for the three months ended December 31, 1995 and 1994 of the unconsolidated joint venture:

                  MRI BUSINESS PROPERTIES COMBINED FUND NO. 1

                           CONDENSED BALANCE SHEETS

                                                   December 31,    September 30,
                                                       1995             1995

Assets

Cash and cash equivalents                            $ 252,000        $ 887,000
Restricted cash                                             --          958,000
Accounts receivable and other assets                        --        1,321,000

Real Estate:
 Real estate                                                --       63,148,000
 Accumulated depreciation                                   --      (17,952,000)
 Allowance for impairment of value                          --      (11,962,000)
                                                     ---------     ------------
Real estate, net                                            --       33,234,000
                                                     ---------     ------------
 Total assets                                        $ 252,000     $ 36,400,000
                                                     =========     ============
Liabilities and Partners' Deficiency

Accounts payable and other liabilities               $   7,000     $  1,805,000
Due to affiliates                                      245,000        3,069,000
Note payable                                                --       34,000,000
                                                     ---------     ------------
 Total liabilities                                     252,000       38,874,000
                                                     ---------     ------------
Minority interest in joint venture                          --       (1,238,000)
                                                     ---------     ------------
Partners' Deficiency:
 MRI BPF., LTD. II                                          --         (618,000)
 MRI BPF., LTD. III                                         --         (618,000)
                                                     ---------     ------------
 Total partners' deficiency                                 --       (1,236,000)
                                                     ---------     ------------
 Total liabilities and partners' deficiency          $ 252,000     $ 36,400,000
                                                     =========     ============

                                    8 of 16

    MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - DECEMBER 31, 1995

                         NOTES TO FINANCIAL STATEMENTS


5.  Investment in Unconsolidated Joint Venture (Continued)


                  MRI BUSINESS PROPERTIES COMBINED FUND NO. 1

                CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                      For the Three Months Ended
                                                     December 31,   December 31,
                                                        1995            1994

Revenues                                           $  4,014,000    $  4,871,000

Gain on sale of hotel                                 9,755,000            --
                                                   ------------    ------------

Total revenues                                       13,769,000       4,871,000

Expenses                                              2,535,000       5,205,000
                                                   ------------    ------------
Income (loss) before minority interest in joint
   venture operations                                11,234,000        (334,000)

Minority interest in joint venture
   operations                                        (5,107,000)        167,000
                                                   ------------    ------------
Net income (loss)                                  $  6,127,000    $   (167,000)
                                                   ============    ============
Allocation of net income (loss)
 MRI BPF., LTD. II                                 $  3,064,000    $    (84,000)
 MRI BPF., LTD. III                                   3,063,000         (83,000)
                                                   ------------    ------------
 Net income (loss)                                 $  6,127,000    $   (167,000)
                                                   ============    ============

                                    9 of 16

    MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - DECEMBER 31, 1995
                         NOTES TO FINANCIAL STATEMENTS

7.  PRO FORMA FINANCIAL INFORMATION

    The following pro forma balance sheet as of December 31, 1995 gives effect to the sale of the Partnership's Residence Inn - Sacramento property (see
    Note 4). The adjustments related to the pro forma consolidated balance sheet assume the transaction was consummated at December 31, 1995.

    The pro forma adjustments are required to eliminate the assets and liabilities of the Residence Inn - Sacramento property and to reflect consideration received for the property.

    These pro forma adjustments are not necessarily reflective of the results that actually would have occurred if the sale had been in effect as of the period presented.

    Pro forma statement of operations have not been provided because all of the Partnership's properties have been sold. The Partnership is expected to be terminated after collection of receivables, payment of outstanding liabilities and a final distribution to partners.

                                   10 of 16

    MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - DECEMBER 31, 1995

                         NOTES TO FINANCIAL STATEMENTS

7. Pro Forma Financial Information (Continued)

   Pro Forma Balance Sheet

                                                      Pro Forma
                                        Historical   Adjustments     Pro Forma
                                        ----------   -----------     ---------
Assets

Cash and cash equivalents              $  7,429,000  $        --   $  7,429,000
Accounts receivable and other assets        195,000    6,515,000      6,710,000
Due from affiliate                          220,000      (55,000)       165,000

Real Estate:
   Real estate                           15,421,000  (15,421,000)            --
   Accumulated depreciation              (4,684,000)   4,684,000             --
                                        -----------  -----------   ------------
 Real estate, net                        10,737,000  (10,737,000)            --
                                        -----------  -----------   ------------
 Total assets                           $18,581,000  $(4,277,000)  $ 14,304,000
                                        ===========  ===========   ============

Liabilities and Partners' Equity

Accounts payable and other liabilities  $   223,000  $    (8,000)   $   215,000
Notes payable                             7,673,000   (7,673,000)            --
                                        -----------  -----------   ------------
 Total liabilities                        7,896,000   (7,681,000)       215,000
                                        -----------  -----------   ------------
Partners' Equity:

General partners equity                     266,000       68,000        334,000
Limited partners equity (109,027
  assignee units outstanding at
  December 31, 1995)                     10,419,000    3,336,000     13,755,000
                                        -----------  -----------   ------------
 Total partners' equity                  10,685,000    3,404,000     14,089,000
                                        -----------  -----------   ------------
 Total liabilities and partners'
   equity                               $18,581,000  $(4,277,000)   $14,304,000
                                        ===========  ===========    ===========

                                   11 of 16

    MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - DECEMBER 31, 1995

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.

This item should be read in conjunction with the Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

As described in Item 1, "Notes to Financial Statements, Notes 3 & 4," Registrant sold its remaining properties and joint venture interest during the first and second quarter of fiscal 1996. The aggregate sale price for these properties was $68,500,000. After satisfaction of existing mortgages, closing costs and amounts distributed to Registrant's joint venture partners in the Holiday Inn - Crowne Plaza property, net proceeds received by Registrant were approximately $10,945,000. As a result of the first quarter sales, Registrant has recorded a gain on sale of property of $5,000 and gain on sale of unconsolidated joint venture interest of $2,694,000. In addition, Registrant expects to recognize a gain on sale of approximately $3,500,000 during the second quarter of fiscal 1996.

Since these were Registrant's last remaining properties, Registrant expects to be terminated in 1996 after collection of receivables, payment of outstanding liabilities and a final distribution to the partners. In January 1996, Registrant distributed $12,867,000 ($118.02 per unit) and $263,000 to the limited partners and general partner, respectively. The funds were primarily provided by proceeds from the sale of Registrant's properties.

Registrant receives hotel operating revenues and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. Registrant uses working capital reserves provided from any undistributed cash flow from operations and sales proceeds as its primary source of liquidity. During the three months ended December 31, 1995, Registrant's remaining hotel generated positive cash flow.

The level of liquidity based upon cash and cash equivalents experienced a $4,525,000 increase at December 31, 1995, as compared to December 31, 1994. Registrants' $12,390,000 of cash provided by investing activities and $40,000 of cash provided by operating activities was partially offset by $7,905,000 of cash used in financing activities. Cash provided by investing activities consisted of $9,973,000 of net proceeds from the sale of Registrant's Residence Inn - Orlando hotel property and $2,445,000 of net proceeds from the sale of Registrants' unconsolidated joint venture property, the Holiday Inn - Crowne Plaza, which was partially offset by $28,000 of improvements to real estate. Cash used in financing activities consisted of $7,872,000 paid in satisfaction of notes payable encumbering Registrant's Residence Inn - Orlando hotel property and $33,000 of notes payable principal payments. All other increases (decreases) in certain assets and liabilities are the result of timing of receipt and payment of various operating activities.


                                   12 of 16

MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - DECEMBER 31, 1995

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.

Liquidity and Capital Resources (Continued)

An affiliate of the Managing General Partner has made available to Registrant a credit line of up to $150,000 per property owned by Registrant. Registrant has no outstanding amounts due under this line of credit. Other than cash and cash equivalents, the line of credit was Registrant's only unused source of liquidity.

On January 19, 1996, the stockholders of NPI, Inc., the sole shareholder of NPI Equity II, sold to Insignia all of the issued and outstanding stock of NPI, Inc. Insignia has elected new officers and directors of NPI Equity II. The Managing General Partner does not believe these events will have a significant effect on Registrant's liquidity or results of operation.

Registrant's original investment objective of capital growth will not be attained. Accordingly, a significant portion of invested capital will not be returned to limited partners. Upon termination of Registrant, the general partners will be required to contribute approximately $1,000,000 to Registrant in accordance with the partnership agreement.

Results of Operations

Three Months Ended December 31, 1995 vs. December 31, 1994

Operating results improved by $2,896,000 for the three months ended December 31, 1995 as compared to 1994, due to an increase in revenues of $879,000 and a decrease in expenses of $2,017,000. Operating results improved primarily due to the $2,694,000 gain on sale of Registrant's interest in the unconsolidated joint venture.

With respect to Registrant's remaining property, the Residence Inn, Sacramento, revenues increased primarily due to a $117,000 increase in room revenue. The increase was due to increases in both occupancy and average daily room rates. Other operating revenue and interest income remained relatively constant.

Expenses declined by $2,017,000 for the three months ended December 31, 1995 as compared to 1994, primarily due to the sale of Registrant's hotel properties. With respect to Registrant's remaining property, the Residence Inn - Sacramento, expenses decreased by $57,000 due to decreases in room expenses of $48,000, other operating expenses of $31,000 and depreciation expense of $1,000 which was partially offset by an increase in interest expense of $23,000. Room and other operating expenses declined due to decreased maintenance costs. Interest expense increased due to an increase in the variable interest rate on the loan encumbering Registrant's property. Depreciation remained relatively constant. In addition, general and administrative expense remained relatively constant.


                                   13 of 16

    MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - DECEMBER 31, 1995

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.

                    MRI BUSINESS PROPERTIES FUND, LTD. III

                        OCCUPANCY AND ROOM RATE SUMMARY

                                                                        Average                         Average
                                                                  Occupancy Rate (%)              Daily Room Rate ($)
                                                               ------------------------       -----------------------
                                                                     Three months                     Three months
                                           Date       Date               Ended                            Ended
                                            of         of              December 31,                     December 31,
Name and Location            Rooms       Purchase     Sale       1995            1994             1995            1994
-----------------            -----       --------     ----       ----            ----             ----            ----
Holiday Inn Crowne
   Plaza (1)
   Atlanta, Georgia            492         03/86      12/95        -              71                -            89.20

Embassy Suites - Tempe
   Tempe, Arizona              224         12/86       7/95        -              74                -            91.77

Residence Inn - Orlando
   Orlando, Florida            176         09/87      10/95        -              71                -            76.41

Residence Inn - Sacramento,
   California                  176         09/87       1/96        79             74            82.48            78.37


(1) The Fund and an affiliated partnership, MRI business Properties Fund, Ltd. II, owned the hotel through a joint venture which had a 50 percent interest in this property.

                                   14 of 16

    MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - DECEMBER 31, 1995

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         On December 8, 1995, a Current Report on Form 8-K was filed with the Securities and Exchange Commission to provide for the sale of Registrant's joint venture interest in the Combined Fund, which owned the Holiday Inn Crowne Plaza. No other reports on Form 8-K were filed during the period.

                                   15 of 16

    MRI BUSINESS PROPERTIES FUND, LTD. III - FORM 10-Q - DECEMBER 31, 1995

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

                                       MRI BUSINESS PROPERTIES FUND, LTD. III

                                       By:     MONTGOMERY REALTY COMPANY 85,
                                               A California General Partnership,
                                               its managing general partner

                                       By:     FOX REALTY INVESTORS,
                                               A California General Partnership,
                                               its managing general partner

                                       By:     NPI Equity Investments II, Inc.,
                                               A Florida Corporation,
                                               its managing partner

                                               /S/ William H. Jarrard, Jr.
                                                   William H. Jarrard Jr.
                                                   President and Director

                                               /S/ Ronald Uretta
                                                   Ronald Uretta
                                                   Principal Financial Officer
                                                   And Principal Accounting
                                                   Officer

                                   16 of 16