Form 10-Q
period 1996-03-31
MRI BUSINESS PROPERTIES FUND LTD III
filed 1996-05-15
CIK 769635

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               (As last amended in Rel. No. 312905, eff. 4/26/93.)


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period.........to.........
            (Amended by Exchange Act Rel. No. 312905, eff. 4/26/93.)

                         Commission file number 0-15348



                     MRI BUSINESS PROPERTIES FUND, LTD. III
             (Exact name of registrant as specified in its charter)



          California                                            94-2969782
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

   One Insignia Financial Plaza
    Greenville, South Carolina                                     29602
(Address of principal executive offices)                        (Zip Code)


                    Issuer's telephone number (864) 239-1000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X  .  No      .


                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



a)                   MRI BUSINESS PROPERTIES FUND, LTD. III

                     STATEMENT OF NET ASSETS IN LIQUIDATION
                                 (in thousands)

                                                                        March 31,
                                                                          1996
                                                                       (Unaudited)
 Assets
           Cash and cash equivalents                                   $      784
           Accounts receivable                                                171
             Total assets                                                     955

 Liabilities
           Accrued expenses                                                    18
           Estimated costs during the period of                                31
                                                                               49

 Net assets in liquidation                                              $     906


                 See Accompanying Notes to Financial Statements


a)                    MRI BUSINESS PROPERTIES FUND, LTD III

                                  BALANCE SHEET
                        (in thousands, except unit data)

                               September 30, 1995


 Assets
           Cash and cash equivalents                                     $  2,904
           Accounts receivable and other assets                               448
           Due from affiliate                                                 220
           Investment properties:
             Land                                       $   5,771
             Buildings and related personal property       24,572
                                                           30,343
           Less accumulated depreciation                   (9,585)         20,758

                                                                         $ 24,330


 Liabilities and Partners' Capital

 Liabilities
           Accounts payable and other liabilities                       $     634
           Due to unconsolidated joint ventures                               618
           Mortgage notes payable                                          15,578


 Partners' Capital:
           General partners'                            $    (276)
           Limited partners' (109,027 assignee units
             outstanding)                                   7,776           7,500

                                                                        $  24,330


                 See Accompanying Notes to Financial Statements


b)                   MRI BUSINESS PROPERTIES FUND, LTD. III

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                    Three Months Ended           Six Months Ended
                                         March 31,                   March 31,
                                    1996          1995           1996         1995
 Revenues:
     Room revenue                $      126    $    4,234    $    1,347    $    7,459
     Other operating income              30           242            82           474
     Interest income                     21            52            59            95
     Equity in unconsolidated
      joint venture interest             --            --           369            --
    Gain on sale of
      unconsolidated joint
      venture interest                   --            --         2,694            --
    Gain on sale of property          3,560            --         3,565            --

      Total revenue                   3,737         4,528         8,116         8,028

 Expenses:
    Room expenses                        30           836           362         1,638
    Other operating expenses             58         1,569           558         3,181
    Depreciation                         18           391           126           782
    Interest                             19           254           199           509
    Equity in unconsolidated
      joint venture operations           --            24            --           107
    General and administrative          175           111           304           234

      Total expenses                    300         3,185         1,549         6,451

 Income before adjustment to
    liquidation basis                 3,437            --         6,567            --
 Adjustment to liquidation
    basis                               (31)           --           (31)           --

 Net income                      $    3,406    $    1,343    $    6,536    $    1,577

 Net income allocated to
      general partners           $       (3)   $       27    $      539    $       32

 Net income allocated to
      limited partners                3,409         1,316         5,997         1,545
                                 $    3,406    $    1,343    $    6,536    $    1,577
 Net income per limited
    partnership unit             $    31.27    $    12.07    $    55.00    $    14.18

 Distribution per limited
    partnership assignee unit    $   118.02    $       --    $   118.02    $       --


                 See Accompanying Notes to Financial Statements



c)                    MRI BUSINESS PROPERTIES FUND, LTD III

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)
                                 (in thousands)

                                  Limited       General        Limited
                                Partnership    Partners'      Partners'        Total
                                   Units        Deficit         Equity        Equity
Partners' (deficit) equity at
  September 30, 1995              109,027       $  (276)     $   7,776      $   7,500

Net income for the six
  months ended March 31, 1996          --           539          5,997          6,536

Distributions                          --          (263)       (12,867)       (13,130)

Partners' equity at
  March 31, 1996                  109,027       $    --      $     906      $     906

                 See Notes to Consolidated Financial Statements


d)                   MRI BUSINESS PROPERTIES FUND, LTD. III

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                 Six Months Ended
                                                                     March 31,
                                                                1996           1995
 Cash flows from operating activities:
 Net income                                                  $    6,536     $    1,577
 Adjustments to liquidation basis                                    31             --
 Adjustments to reconcile net income to cash
    provided by operating activities:
     Depreciation and amortization                                  130            796
     Equity in unconsolidated joint venture operations             (369)           107
     Gain on sale of unconsolidated joint venture
       interest                                                  (2,694)            --
     Gain on sale of property                                    (3,565)            --
 Change in accounts:
     Accounts receivable and other assets                           363           (144)
     Accounts payable and accrued expenses                         (625)          (224)
     Due from affiliate                                             105             --
       Net cash (used in) provided by operating
          activities                                                (88)         2,112

 Cash flows from investing activities:
     Property improvements and replacements                         (28)          (485)
     Net proceeds from sale of properties                        24,259             --
     Distribution from unconsolidated joint venture               2,445             --
       Net cash provided by (used in) investing
          activities                                             26,676           (485)

 Cash flows from financing activities:
     Mortgage principal payments                                    (33)          (138)
     Repayment of mortgage notes payable                        (15,545)            --
     Distribution paid to partners                              (13,130)            --
       Net cash used in financing activities                    (28,708)          (138)

 Net (decrease) increase in cash and cash
     equivalents                                                 (2,120)         1,489

 Cash and cash equivalents at beginning of period                 2,904          4,045

 Cash and cash equivalents at end of period                  $      784      $   5,534

 Supplemental information:
    Interest paid                                          $        238  $         495

                 See Accompanying Notes to Financial Statements


e)                   MRI BUSINESS PROPERTIES FUND, LTD. III

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended September 30, 1995.

The balance sheet at September 30, 1995, was derived from audited financial statements at such date.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

On January 12, 1996, the Partnership sold its remaining properties. As a result, the Partnership changed its basis of accounting as of March 31, 1996, to a liquidation basis. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based on the estimates as of the date of the financial statements.

Note B - Transactions with Affiliated Parties

MRI Business Properties Fund, Ltd. III (the "Partnership") has no employees and is dependent on its general partners and their affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of Insignia Financial Group, Inc. ("Insignia"), National Property Investors, Inc.("NPI"), and affiliates of NPI were charged to expense in 1996 and 1995:


                                                          For the Six Months Ended
                                                                 March 31,
                                                           1996             1995
Reimbursement for services of affiliates                  $ 68,415        $ 80,000
   (included in general and administrative expenses)

An affiliate of NPI was paid a fee of $8,000 relating to a successful real estate tax appeal on the Partnership's Embassy Suites-Tempe hotel during the six months ended March 31, 1995.

In addition, an affiliate of NPI was paid a fee of $26,000 relating to a successful real estate tax appeal on the Partnership's Embassy Suites-Tempe hotel during the six months ended March 31, 1995.

The managing general partner of the Partnership is Montgomery Realty Company-85 ("Montgomery"), a general partnership, and the associate general partner is MRI Associates, Ltd. III ("MRI"), a limited partnership. Fox Realty Investors ("FRI") is the managing general partner of Montgomery and a general partner of MRI.

On December 6, 1993, NPI Equity Investments II, Inc. ("Managing General Partner" or "NPI Equity") became the managing general partner of FRI. As a result, the Managing General Partner became responsible for the operation and management of the business and affairs of the Partnership and the other investment partnerships sponsored by FRI. The individuals who had served previously as partners of FRI contributed their general partnership interests in FRI to a newly formed limited partnership, Portfolio Realty Associates, L.P. ("PRA"), in exchange for limited partnership interests in PRA. In the foregoing capacity, such partners continue to hold, indirectly, certain economic interests in the Partnership and such other partnerships, but have ceased to be responsible for the operation and management of the Partnership and such other partnerships.
The Managing General Partner is a wholly-owned subsidiary of NPI.

On August 17, 1995, the stockholders of NPI entered into an agreement to sell to IFGP Corporation, a Delaware corporation, an affiliate of Insignia, all of the issued and outstanding common stock of NPI for an aggregate purchase price of $1,000,000. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

Upon the closing, the officers and directors of NPI and NPI Equity resigned and IFGP Corporation caused new officers and directors of each of those entities to be elected.

Note C - Sale of Property and Unconsolidated Joint Venture Interest

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

On December 1, 1995, the Combined Fund sold the Holiday Inn Crowne Plaza property to an unaffiliated third party for $44,000,000. After satisfaction of the mortgage note of $34,000,000, closing costs and other expenses, the joint venture received approximately $8,900,000. In accordance with the July 7, 1995, agreement, the Combined Fund received $5,000,000. The Partnership's share of net proceeds, after expenses, was $2,445,000. The Partnership has recognized a gain on sale of $2,694,000. The Combined Fund had previously recorded an approximate $11,900,000 provision for impairment of value in 1991 and 1992. A former joint venture partner may be required to contribute certain funds to the Partnership in accordance with the joint venture agreement. The amount of contribution, if any, is not determinable at this time.

On January 12, 1996, the partnership sold its remaining property, Residence Inn
- - Sacramento, to an unaffiliated third party for $14,400,000. After satisfaction of the mortgage loan of $7,691,000 (including accrued interest) and closing costs, the Partnership received approximately $6,600,000. For financial statement purposes the Partnership recognized a gain on sale of approximately $3,560,000 during the second quarter of fiscal 1996.

Note D - Distributions

In January 1996, the Partnership distributed $12,867,000 ($118.02 per limited partnership assignee unit) and $263,000 to the limited partners and the general partners, respectively. The funds were primarily provided by the proceeds from the sale of the Partnership's properties and joint venture interest.

Note E - Investment in Unconsolidated Joint Venture

The following are the condensed balance sheets as of March 31, 1996, and September 30, 1995, and condensed statements of operations for the three months ended March 31, 1996 and 1995, of the unconsolidated joint venture:

                   MRI BUSINESS PROPERTIES COMBINED FUND NO. 1
                            CONDENSED BALANCE SHEETS

                                                    March 31,    September 30,
                                                      1996           1995
                                                   (Unaudited)       (Note)
 Assets

 Cash and cash equivalents                            $    245       $    887
 Restricted cash                                            --            958
 Accounts receivable and other assets                       --          1,321

 Real Estate:
    Real estate                                             --         63,148
    Accumulated depreciation                                --        (17,952)
    Allowance for impairment of value                       --        (11,962)

 Real estate, net                                           --         33,234

    Total assets                                      $    245       $ 36,400

 Liabilities and Partners' Deficiency

 Accounts payable and other liabilities               $     --       $  1,805
 Due to affiliates                                         245          3,069
 Note payable                                               --         34,000

    Total liabilities                                      245         38,874

 Minority interest in joint venture                         --         (1,238)

 Partners' Deficiency:
    MRI BPF, Ltd. II                                        --           (618)
    MRI BPF, Ltd. III                                       --           (618)

    Total partners' deficiency                              --         (1,236)

    Total liabilities and partners' deficiency        $    245       $ 36,400


    Note: The balance sheet at September 30, 1995, was derived from audited financial statements at such date.

Note E - Investment in Unconsolidated Joint Venture (continued)

                   MRI BUSINESS PROPERTIES COMBINED FUND NO. 1
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                        For the Six Months Ended
                                                      March 31, 1996    March 31, 1995
 Revenues                                              $    4,015      $    10,122
 Gain on sale of hotel                                      9,755               --
    Total revenues                                         13,770           10,122
 Expenses                                                   2,536           10,551
 Income (loss) before minority interest in
    joint venture operations                               11,234             (429)
 Minority interest in joint venture's
    operations                                             (5,107)             215
    Net income (loss)                                   $   6,127      $      (214)
 Allocation of net income (loss):
    MRIBPF, LTD. II                                     $   3,064      $      (107)
    MRIBPF, LTD. III                                        3,063             (107)

    Net loss                                            $   6,127      $      (214)

                                                        For the Three Months Ended
                                                     March 31, 1996    March 31, 1995

 Revenues                                              $        1      $     5,251
 Expenses                                                       1            5,346
 Loss before minority interest in joint
    venture's operation                                        --              (95)
 Minority interest in joint venture's
    operations                                                 --               48
    Net loss                                           $       --      $       (47)
 Allocation of net loss:
    MRIBPF, LTD. II                                    $       --      $       (23)
    MRIBPF, LTD. III                                           --              (24)

    Net loss                                           $       --      $       (47)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As described in "Item 1. Notes to Financial Statements - Note C", the Partnership sold its remaining properties and joint venture interest during the first and second quarter of fiscal 1996. The aggregate sale price for these properties was $68,500,000. After satisfaction of existing mortgages, closing costs and amounts distributed to the Partnership's joint venture partners in the Holiday Inn - Crowne Plaza property, net proceeds received by the Partnership were approximately $10,945,000. As a result of the first quarter sales, the Partnership has recorded a gain on sale of property of $5,000 and gain on sale of unconsolidated joint venture interest of $2,694,000. In addition, the Partnership recognized a gain on sale of approximately $3,560,000 during the second quarter of fiscal 1996.

The Partnership reported approximately $6,536,000 of net income for the six months ended March 31, 1996, as compared to approximately $1,577,000 for the comparable period in 1995. Operating results improved primarily due to the $2,694,000 gain on sale of the Partnership's interest in the unconsolidated joint venture and the $3,565,000 gain on sale of Residence Inn - Sacramento and Residence Inn - Orlando. The Partnership's operations for the six month period ended March 31, 1996, are not comparable to the six month period ended March 31, 1995, due to the sales of all of the Partnership's investment properties.

In January 1996, the Partnership distributed $12,867,000 ($118.02 per unit) and $263,000 to the limited partners and general partner, respectively. The funds were primarily provided by proceeds from the sale of the Partnership's properties. As a result of the sales, the Managing General Partner is in the process of liquidating and terminating the Partnership.

The Partnership's original investment objective of capital growth will not be attained. Accordingly, a significant portion of invested capital will not be returned to limited partners. Upon termination of the Partnership, the general partners will be required to contribute approximately $1,000,000 to the Partnership in accordance with the partnership agreement.

The Partnership, due to its fiscal year end of September 30, may be obligated under Section 444 of the Internal Revenue Code to deposit funds with the IRS effectively advancing the liability of its partners. The deposit is due May 15 and the current years required deposit is in excess of the Partnership's available funds. The general partner is currently exploring its alternatives in this matter. No liability for this deposit has been recorded in the accompanying financial statements.

The Partnership reported unrestricted cash of approximately $784,000 at March 31, 1996, and approximately $5,534,000 at March 31, 1995. The decrease in cash flow from operating activities for the six month period ended March 31, 1996, as compared to the six month period ended March 31, 1995, is primarily a result of reduced net income from property operations once the effects of the sales are considered. This decrease in net income is due to the Partnership selling all remaining properties in the first two quarters of fiscal 1996. The increase in cash provided by investing activities is primarily a result of the proceeds from the sale of the properties discussed above. Also contributing to this increase is a distribution received from the unconsolidated joint venture. Finally, the Partnership had a reduction in property improvements and replacements due to the sale of the properties. Cash used in financing activities increased due to the repayment of mortgage notes payable in connection with the sale of the properties. Also contributing to this change is a distribution made to the partners from the proceeds of the sales.


                        PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   b) Reports on Form 8-K: A Form 8-K dated January 19, 1996, was filed reporting the change in control of the Partnership.


                                   SIGNATURES

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





                                 MRI BUSINESS PROPERTIES FUND, LTD. III


                                 By:   MONTGOMERY REALTY COMPANY 85,
                                       A California General Partnership,
                                       its managing general partner

                                 By:   FOX REALTY INVESTORS,
                                       A California General Partnership,
                                       its managing general partner

                                 By:   NPI EQUITY INVESTMENTS II, INC.,
                                       A Florida Corporation,
                                       its managing partner


                                       /s/ William H. Jarrard, Jr.
                                       William H. Jarrard, Jr.
                                       President and Director


                                       /s/ Ronald Uretta
                                       Ronald Uretta
                                       Principal Financial Officer
                                       and Principal Accounting Officer


                                 Date: May 15, 1996