Form 10-Q
period 1996-06-30
MRI BUSINESS PROPERTIES FUND LTD III
filed 1996-08-14
CIK 769635

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report
               (As last amended in Rel. No. 312905, eff. 4/26/93.)


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 1996

                                       or

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

               CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                                   (Unaudited)
                                 (in thousands)

                                  June 30, 1996


 Assets
   Cash and cash equivalents                                   $      428
   Other assets                                                       540
   Accounts receivable                                                171
     Total assets                                                   1,139


 Liabilities
   Accrued expenses                                                   188
   Estimated costs during the period of liquidation                    15
                                                                      203

 Net assets in liquidation                                      $     936


                 See Notes to Consolidated Financial Statements

a)                   MRI BUSINESS PROPERTIES FUND, LTD. III

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               September 30, 1995

 ASSETS

     Cash and cash equivalents                                     $  2,904
     Accounts receivable and other assets                               448
     Due from affiliate                                                 220

     Real Estate:
       Real estate                                                   30,343
       Accumulated depreciation                                      (9,585)

 Real estate, net                                                    20,758

       Total assets                                                $ 24,330


 LIABILITIES AND PARTNERS' EQUITY

 Accounts payable and other liabilities                            $    634
 Due to unconsolidated joint venture                                    618
 Notes payable                                                       15,578

 Commitments and Contingencies

 Partners' Equity:

 General partners                                                      (276)
 Limited partners (109,027 assignee units
      outstanding at September 30, 1995)                              7,776

      Total partners' equity                                          7,500

      Total liabilities and partners' equity                       $ 24,330

                 See Notes to Consolidated Financial Statements



b)                   MRI BUSINESS PROPERTIES FUND, LTD. III

         CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (Unaudited)
                                 (in thousands)

                                  June 30, 1996


 Net assets in liquidation                                           $   906
      at March 31, 1996

 Changes in net assets in liquidation
      attributed to:

 Decrease in cash                                                       (356)
 Increase in other assets                                                540
 Increase in accrued expenses                                           (170)
 Decrease in estimated costs during the
      period of liquidation                                               16

 Net assets in liquidation at
      June 30, 1996                                                  $   936

                 See Notes to Consolidated Financial Statements


c)                   MRI BUSINESS PROPERTIES FUND, LTD. III

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                                      Three Months  Nine Months
                                                         Ended         Ended
                                                         June 30,     June 30,
                                                          1995         1995
 Revenues:
    Room revenue                                      $    3,601   $   11,060
    Other operating revenues                                 229          703
    Interest                                                  70          165
    Equity in unconsolidated joint venture's operations       14           --
      Total revenues                                       3,914       11,928

 Expenses:
    Room expenses                                            865        2,503
    Other operating expenses                               1,491        4,672
    Interest                                                 253          762
    Depreciation                                             391        1,173
    Equity in unconsolidated joint venture's operations       --           93
    General and administrative                               115          349
      Total expenses                                       3,115        9,552

 Net income                                            $     799     $  2,376

 Net income allocated to general partners              $      16     $     48
 Net income allocated to limited partners                    783        2,328
                                                       $     799     $  2,376

 Net income per limited partnership unit               $    7.18     $  21.35


                 See Notes to Consolidated Financial Statements


d)                   MRI BUSINESS PROPERTIES FUND, LTD. III

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                               Nine Months Ended
                                                                    June 30,
                                                                      1995
 Cash flows from operating activities:
 Net income                                                         $ 2,376
 Adjustments to reconcile net income to cash
    provided by operating activities:
     Depreciation and amortization                                    1,194
     Equity in unconsolidated joint venture's operations                 93
 Change in accounts:
     Accounts receivable and other assets                                42
     Accounts payable, other liabilities and due to an
       affiliate of the joint venture partner                          (111)
 Net cash provided by operating activities                            3,594

 Cash flows from investing activities:
     Property improvements and replacements                            (794)
     Unconsolidated joint venture distributions                        (170)
 Cash used in investing activities                                     (964)

 Cash flows from financing activities:
     Mortgage principal payments                                       (210)
 Cash used in financing activities                                     (210)

 Net increase in cash and cash equivalents                            2,420

 Cash and cash equivalents at beginning of period                     4,045

 Cash and cash equivalents at end of period                        $  6,465

 Supplemental information:
    Interest paid                                                  $    741

                 See Notes to Consolidated Financial Statements


e)                   MRI BUSINESS PROPERTIES FUND, LTD. III

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note A - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information under the liquidation basis of accounting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments II, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments considered necessary for a fair presentation on the liquidation basis have been included. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended September 30, 1995.

   The balance sheet at September 30, 1995, was derived from audited financial statements at such date.

   During the first two quarters of fiscal 1996, the Partnership sold its remaining properties. As a result, the Partnership changed its basis of accounting as of March 31, 1996, to a liquidation basis. Consequently, assets have been valued at their estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based on the estimates as of the date of the financial statements.

   The consolidated statement of net assets in liquidation as of June 30, 1996, includes approximately $15,000 of costs, net of income, that the Managing General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by September 30, 1996. These costs include anticipated legal fees, administrative expenses, and mailing costs. Because the success in realization of assets and the settlement of liabilities is based on the Managing General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

Note B - Transactions with Affiliated Parties

   MRI Business Properties Fund, Ltd. III (the "Partnership") has no employees and is dependent on its general partners and affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

   The following transactions with affiliates of Insignia Financial Group, Inc. ("Insignia"), National Property Investors, Inc.("NPI"), and affiliates of NPI were charged to expense in 1996 and 1995:



                                                         For the Nine Months Ended
                                                                  June 30,
                                                           1996             1995
Reimbursement for services of affiliates                 $  75,000        $140,000
   (included in general and administrative expenses)

   An affiliate of the Managing General Partner was paid a fee of $10,000 relating to a successful real estate tax appeal on the Partnership's Residence Inn-Sacramento Hotel during the nine months ended June 30, 1995.

   In addition, an affiliate of NPI was paid a fee of $26,000 relating to a successful real estate tax appeal on the Partnership's Embassy Suites-Tempe Hotel during the nine months ended June 30, 1995.

   The general partner of the Partnership is Montgomery Realty Company-85 ("Montgomery"), a general partnership, and the associate general partner is MRI Associates, Ltd. III ("MRI"), a limited partnership. Fox Realty Investors ("FRI") is the managing general partner of Montgomery and a general partner of MRI.

   Pursuant to a series of transations which closed during the first half of 1996, affiliates of Insignia acquired control of NPI Equity, the managing general partner of FRI. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity.

Note C - Investment in Unconsolidated Joint Venture

   The following are the condensed balance sheets as of June 30, 1996, and September 30, 1995, and condensed statements of operations for each of the nine months ended June 30, 1996 and 1995, of the unconsolidated joint venture:

                   MRI BUSINESS PROPERTIES COMBINED FUND NO. 1
                            CONDENSED BALANCE SHEETS
                                 (in thousands)


                                                     June 30,     September 30,
                                                       1996           1995
                                                    (Unaudited)
 Assets

 Cash and cash equivalents                            $    231       $    887
 Restricted cash                                            --            958
 Accounts receivable and other assets                       --          1,321

 Real Estate:
    Real estate                                             --         63,148
    Accumulated depreciation                                --        (17,952)
    Allowance for impairment of value                       --        (11,962)

 Real estate, net                                           --         33,234

    Total assets                                      $    231       $ 36,400

 Liabilities and Partners' Deficiency

 Accounts payable and other liabilities               $     --       $  1,805
 Due to affiliates                                         231          3,069
 Note payable                                               --         34,000

    Total liabilities                                      231         38,874

 Minority interest in joint venture                         --         (1,238)

 Partners' Deficiency:
    MRI BPF, Ltd. II                                        --           (618)
    MRI BPF, Ltd. III                                       --           (618)

    Total partners' deficiency                              --         (1,236)

    Total liabilities and partners' deficiency       $     231       $ 36,400


Note: The balance sheet at September 30, 1995, was derived from audited financial statements at such date.


Note C - Investment in Unconsolidated Joint Venture (continued)

                   MRI BUSINESS PROPERTIES COMBINED FUND NO. 1
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (in thousands)

                                                   For the Nine Months Ended
                                                    June 30,       June 30,
                                                      1996            1995
 Revenues                                           $  4,017       $ 15,730

 Gain on sale of hotel                                 9,755             --

 Total revenues                                       13,772         15,730

 Expenses                                              2,553         16,102

 Income (loss) before minority interest in
    joint venture operations                          11,219           (372)

 Minority interest in joint venture
    operations                                        (5,107)           186

 Net income (loss)                                  $  6,112       $   (186)

 Allocation of net income (loss):
    MRI BPF, Ltd. II                                $  3,056       $    (93)
    MRI BPF, Ltd. III                                  3,056            (93)

    Net income (loss)                               $  6,112       $   (186)

                                                   For the Three Months Ended
                                                    June 30,       June 30,
                                                      1996            1995

 Revenues                                           $      2       $  5,608

 Expenses                                                 17          5,551

 (Loss) income before minority interest in
    joint venture's operations                           (15)            57

 Minority interest in joint venture's
    operations                                            --            (29)

 Net (loss) income                                  $    (15)      $     28

 Allocation of net (loss) income:
    MRI BPF, Ltd. II                                $     (8)      $     14
    MRI BPF, Ltd. III                                     (7)            14

    Net (loss) income                               $    (15)      $     28


Note D - Sale of Investment Properties

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

Note E - Distributions

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   As of March 31, 1996, the Partnership adopted the liquidation basis of accounting. As described in "Item 1, Notes to Financial Statements, Note D", the Partnership sold its remaining properties during the first two quarters of fiscal year 1996. The aggregate sales price for its properties was $68,500,000. After satisfaction of existing mortgages, closing costs and amounts distributed to the Partnership's joint venture partners, net proceeds received by the Partnership were approximately $10,945,000. The Partnership recorded a gain of $5,000 on the sale of the Residence Inn - Orlando Hotel, a gain of $3,560,000 on the sale of the Residence Inn - Sacramento Hotel and a gain of $2,694,000 on the sale of its unconsolidated joint venture property, the Holiday Inn Crowne Plaza.

   The Partnership distributed $12,867,000 to the limited partners ($118.02 per limited partnership assignee unit) and $263,000 to the general partners in January 1996. The funds were primarily provided by proceeds from the sale of the Parntership's properties. Since these were the Partnership's last remaining properties, the Partnership expects to be terminated in 1996 after collection of receivables, payment of outstanding liabilities and a final distribution to the partners.

   For the three months ended June 30, 1996, the Partnership recorded a net increase in net assets in liquidation of approximately $30,000. The Partnership recorded an increase in other assets related to the requirement under Section 444 of the Internal Revenue Code to deposit funds with the Internal Revenue Service due to its fiscal year end of September 30. This deposit of $540,000 with the Internal Revenue Service will be refunded upon termination of the Partnership. The Partnership also recognized an increase in accrued expenses during the three months ended June 30, 1996, related to state withholding taxes due to Illinois and the District of Columbia of approximately $171,000.

   The Partnership's original investment objective of capital growth will not be attained. Accordingly, a significant portion of invested capital will not be returned to the limited partners. Upon termination of the Partnership, the general partners may be required to contribute approximately $1,000,000 to the Partnership in accordance with the partnership agreement.



                        PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   b) Reports on Form 8-K: None filed during the quarter ended June 30, 1996.

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


                                       /s/ Ronald Uretta
                                       Ronald Uretta
                                       Treasurer
                                       (Principal Financial Officer
                                       and Principal Accounting Officer)




                                 Date: August 14, 1996